Form 10-Q
period 2007-06-30
ML Systematic Momentum FuturesAccess LLC
filed 2007-08-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52505

ML SYSTEMATIC MOMENTUM LLC

(Exact Name of Registrant as
specified in its charter)

Delaware	30-0408228
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

 (Address of principal executive offices)

(Zip Code)

609-282-6091

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

ML SYSTEMATIC MOMENTUM LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM LLC
(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

June 30,
2007
(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$3,743
Investments in Portfolio Funds (Cost $80,455,297)	90,091,482
Deferred initial offering costs	56,250

TOTAL ASSETS	$90,151,475

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Initial offering costs payable	$75,000
Sponsor’s fee payable	775
Redemptions payable	10,190,958
Other	81,616

Total liabilities	10,348,349

MEMBERS’ CAPITAL:
Members’ Interest (71,267,879 Units)	79,803,126
Total members’ capital	79,803,126

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$90,151,475
Based upon (71,267,879 Units outstanding, unlimited Units authorized)

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS
(unaudited)

For the three
months ended
June 30,
2007*
TRADING PROFIT:

Realized	$96,964
Change in unrealized	9,636,185

Total trading profit	9,733,149

EXPENSES:
Sponsor fee	775
Other	100,367

Total expenses	101,142

NET INCOME	$9,632,007

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class C	350,891
Class D	80,000,000
Class I	11,186

Net Income per weighted average Unit
Class C	0.0430
Class D	0.1202
Class I	0.0442

* Commencement of operations on April 1, 2007

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
For the three months ended June 30, 2007
(unaudited)

				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	June 30, 2007

Class C	—	350,891	—	350,891
Class D*	80,000,000	—	(9,094,198)	70,905,802
Class I	—	11,186	—	11,186

Total Members’ Units	80,000,000	362,077	(9,094,198)	71,267,879

					Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income	June 30, 2007

Class C	$—	$350,891	$—	$15,074	$365,965
Class D*	80,000,000	—	(10,190,958)	9,616,439	79,425,481
Class I	—	11,186	—	494	11,680

Total Members’ Interest	$80,000,000	$362,077	$(10,190,958)	$9,632,007	$79,803,126

* Initial Investment of $80,000,000 made by Merrill Lynch Investors Inc.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Systematic Momentum LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the three months ended June 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.  The Fund commenced operations on April 1, 2007 and has a fiscal year end of December 31.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the Fund’s Form 10 filed with the Securities and Exchange Commission.

2.            INVESTMENTS IN UNDERLYING FUNDS

The eight funds (“Portfolio Funds”) in which the Fund is invested in, as of June 30, 2007 are: ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML Altis FuturesAccess LLC (“Altis”), ML Alphasimplex FuturesAccess LLC (“Alphasimplex”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML GSA FuturesAccess LLC (“GSA”) and ML John Locke FuturesAccess LLC (“John Locke”). MLAI may, in its discretion, change Portfolio Funds at any time. Merrill Lynch Alternative Investments (“MLAI”), the Fund sponsor, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds at its discretion. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At June 30, 2007, Investments in Portfolio Funds at Fair Value are as follows:

	Fair Value	Percent Investment
Altis	$14,048,417	15.59%
Transtrend	13,858,765	15.38
Aspect	13,352,420	14.82
Chesapeake	13,164,233	14.61
Winton	13,138,505	14.58
John Locke	9,018,227	10.01
GSA	7,063,597	7.84
Alphasimplex	6,447,318	7.16

Total Investments in Portfolio Funds at Fair Value (Cost $80,455,297)	$90,091,482	100.00%

3.            NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by MLAI.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At June 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class C	366,046	365,965	350,891	$1.0432	$1.0430
Class D	79,454,971	79,425,481	70,905,802	$1.1206	$1.1202
Class I	11,683	11,680	11,186	$1.0444	$1.0442
	$79,832,700	$79,803,126	71,267,879

4.            MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  Additionally, the Fund invests in other commodity funds with similar market risk as mentioned.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit/loss on such derivative instruments as reflected in the Statement(s) of Financial Condition of the Portfolio Funds.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statement(s) of Financial Condition of the Portfolio Funds. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Portfolio Funds, in their normal course of business, enter into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statement(s) of Financial Condition of the Portfolio Funds.

5.            RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. During May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48. FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

During September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the Financial Statements.

Class C

	Apr.	May	Jun.
2007	—	—	$1.0432

Class D

	Apr.	May	Jun.
2007	$1.0339	1.0719	1.1206

Class I

	Apr.	May	Jun.
2007	—	—	$1.0444

Performance Summary

April 1, 2007  to June 30, 2007

The beginning of the quarter through mid-quarter profits were up. However, as the quarter ended there was a resurgence in market volatility as bonds sold off heavily in the first half of the month on growing optimism for global growth and then rallied in the second half on renewed concerns in the sub-prime lending market. Similarly, equity markets experienced wide swings and ended the month lower partly on concerns about the potential for contagion on the back of Bear Stearns’ troubled credit focused hedge funds.

Although the core long term trend followers performed well throughout the month of June, the out-performance in the portfolio came from the short term models of Winton, Aspect, Alphasimplex, Chesapeake, Transtrend, John Locke, Altis and GSA. Some of these managers captured reversals in equity markets and were able to profit both long and short over the course of the month. Natural gas shorts also generated positive results. In currencies, most managers were successful capturing strength in the Australian dollar, Canadian dollar, and the British pound as well as continuing to underweight the persistently weak Japanese yen.

Also please read the performance summary of some of the Portfolio Funds in which the Fund invests into.   The Form 10-Q of the following underlying funds have also been filed:

Transtrend, Chesapeake, Winton and Aspect.

Item 3:  Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Portfolio Funds’ trading advisors is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.  Since the Fund is invested in the Portfolio Funds, the Value at Risk chart for the underlying funds have been provided.

The Fund’s Trading Value at Risk in Different Market Sectors

The Value at Risk calculation for Class D-SM is based upon the Portfolio Funds individual Value at Risk calculation in proportion to the percentage of capital invested by the Fund in the Portfolio Funds.

The following tables indicate the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the Second Quarter 2007. During the Second Quarter 2007, the Fund’s average Capitalization was approximately $82,074,535.

Altis

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$38,399	0.30%	$78,148	$—
Energy	29,761	0.23%	62,289	—
Interest Rates	2,082,957	16.23%	2,136,654	2,020,724
Metals	18,105	0.14%	27,374	—
Stock Indices	98,914	0.77%	132,611	74,464
Currencies	106,821	0.83%	126,138	90,387

TOTAL	$2,374,957	18.50%	$2,563,214	$2,185,575

Transtrend

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,718	0.00%	$3,049	$97
Energy	903	0.00%	1,934	75
Interest Rates	121,987	0.29%	188,007	22,818
Metals	215	0.00%	569	—
Stock Indices	17,625	0.04%	28,794	1,749
Currencies	63	0.00%	176	4

TOTAL	$142,511	0.33%	$222,529	$24,743

Aspect

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$7,290	0.10%	$12,636	$2,255
Energy	4,462	0.06%	9,788	1,030
Interest Rates	1,127,037	15.67%	1,873,247	624,366
Metals	17,038	0.24%	20,984	14,523
Stock Indices	54,978	0.76%	73,794	36,543
Currencies	36,430	0.50%	44,997	21,720

TOTAL	$1,247,235	17.33%	$2,035,446	$700,437

Chesapeake

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$21,449	0.51%	$56,920	$3,339
Energy	1,699	0.04%	3,388	292
Interest Rates	907,113	21.39%	2,279,959	208,651
Metals	20,360	0.48%	50,218	5,272
Stock Indices	46,659	1.10%	118,657	10,067
Stock Futures	26,280	0.62%	64,729	6,245
Currencies	50,915	1.20%	124,267	13,084

TOTAL	$1,074,475	25.34%	$2,698,138	$246,950

Winton

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$7,161	0.67%	$8,678	$5,191
Energy	2,607	0.00%	4,350	1,300
Interest Rates	779,683	0.20%	890,137	701,258
Metals	8,304	0.00%	11,742	6,030
Stock Indices	39,189	0.01%	53,729	30,397
Currencies	42,984	0.01%	51,038	38,136

TOTAL	$879,928	0.89%	$1,019,674	$782,312

John Locke

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$33,342	0.40%	$62,746	$2,421
Energy	37,972	0.46%	77,712	6,359
Interest Rates	333,673	4.02%	409,916	279,802
Metals	29,775	0.36%	70,896	1,381
Stock Indices	117,420	1.41%	290,112	22,984
Currencies	129,635	1.57%	193,548	55,167

TOTAL	$681,817	8.22%	$1,104,930	$368,114

GSA

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,626	0.04%	$3,707	$1,646
Energy	2,073	0.03%	4,998	153
Interest Rates	1,517,030	23.60%	1,560,340	1,470,265
Metals	6,410	0.10%	10,233	4,253
Stock Indices	70,264	1.09%	79,077	60,897
Currencies	34,834	0.54%	51,028	2,614

TOTAL	$1,633,237	25.40%	$1,709,383	$1,539,828

AlphaSimplex

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$—	0.00%	$—	$—
Energy	—	0.00%	—	—
Interest Rates	321,527	5.32%	477,006	222,899
Metals	—	0.00%	—	—
Stock Indices	37,226	0.62%	51,031	30,245
Currencies	28,817	0.48%	48,551	9,131

TOTAL	$387,570	6.42%	$576,588	$262,275

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Systematic Momentum LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

Subscription
	Amount	Units	NAV (1)
Apr-07	$—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	332,475	332,475	1.0000

CLASS C

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	350,891	350,891	1.0000
Jul-07	2,731,607	2,618,488	1.0432

CLASS D

	Subscription
	Amount	Units	NAV (1)
Apr-07	$80,000,000	80,000,000	$1.0000
May-07	—	—	1.0339
Jun-07	—	—	1.0719
Jul-07	6,899,999	6,157,415	1.1206

CLASS I

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	11,186	11,186	1.0000
Jul-07	226,877	217,232	1.0444

(1) Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.                                Defaults Upon Senior Securities

None.

Item 4.                                Submission of Matters to a Vote of Security Holders

None.

Item 5.                                Other Information

None.

Item 6.                                   Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                             Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                   Are filed herewith.

32.01 and

32.02                                             Section 1350 Certifications

Exhibit 32.01

and 32.02                      Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SYSTEMATIC MOMENTUM LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)