Form 10-Q
period 2007-09-30
ML Systematic Momentum FuturesAccess LLC
filed 2007-11-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-52505

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	30-0408228
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

 (Address of principal executive offices)

(Zip Code)

609-274-5838

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

Yes  ☐   No  ☐

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

September 30,
2007
(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash	$131,063
Investments in Portfolio Funds (Cost $84,937,548)	92,780,757
Deferred initial offering costs	67,500
Receivable from Portfolio Funds	614,650

TOTAL ASSETS	$93,593,970

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Initial offering costs payable	$120,000
Sponsor’s fee payable	56,299
Redemptions payable	18,350,201
Other	37,876

Total liabilities	18,564,376

MEMBERS’ CAPITAL:
Members’ Interest (71,649,148 Units authorized and outstanding)	75,029,594
Total members’ capital	75,029,594

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$93,593,970

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2007	For the period April 2, 2007 (commencement of operations) to September 30, 2007
TRADING PROFIT (LOSS):

Realized	$(536,706)	$(439,742)
Change in unrealized	(1,792,976)	7,843,209

Total trading profit (loss)	(2,329,682)	7,403,467

INVESTMENT INCOME:
Interest	1,872	1,872

EXPENSES:
Sponsor’s fee	82,997	83,772
Other	116,490	216,857

Total expenses	199,487	300,629

NET INVESTMENT LOSS	(197,615)	(298,757)

NET INCOME (LOSS)	$(2,527,297)	$7,104,710

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	1,489,258	1,489,258
Class C	11,964,237	9,060,901
Class D	67,175,929	73,587,964
Class D-SD	5,000,000	5,000,000
Class I	1,182,166	889,421

Net income (loss) per weighted average Unit
Class A	$0.1147	$0.1147
Class C	$0.0718	$0.0965
Class D	$(0.0525)	$0.0827
Class D-SD	$(0.0263)	$(0.0263)
Class I	$0.0862	$0.1151

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the period April 2, 2007 (commencement of operations) to September 30, 2007

(unaudited)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital September 30, 2007

Class A	—	3,546,537	(24,375)	3,522,162
Class C	—	23,615,450	(168,741)	23,446,709
Class D*	80,000,000	6,157,415	(48,921,446)	37,235,969
Class D-SD	—	5,000,000	—	5,000,000
Class I	—	2,444,308	—	2,444,308
Total Members’ Units	80,000,000	40,763,710	(49,114,562)	71,649,148

	Initial Offering	Subscriptions	Redemptions	Net Income	Members’ Capital September 30, 2007

Class A	$—	$3,268,035	$(22,157)	$170,804	$3,416,682
Class C	—	22,962,591	(169,147)	874,274	23,667,718
Class D*	80,000,000	6,899,999	(52,390,960)	6,088,553	40,597,592
Class D-SD	—	5,000,000	—	(131,303)	4,868,697
Class I	—	2,376,523	—	102,382	2,478,905
Total Members’ Interest	$80,000,000	$40,507,148	$(52,582,264)	$7,104,710	$75,029,594

* Initial investment of $80,000,000 made by Merrill Lynch Investors Inc.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Systematic Momentum FuturesAccess LLC (the “Fund”) as of September 30, 2007, the results of its operations for the three months ended September 30, 2007 and the period April 12, 2007 (commencement of operations) to September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.  The Fund commenced operations on April 2, 2007 and has a fiscal year end of December 31.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the Fund’s Form 10 filed with the Securities and Exchange Commission.

2.               INVESTMENTS IN PORTFOLIO FUNDS

The eight funds (“Portfolio Funds”) in which the Fund is invested as of September 30, 2007 are: ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Altis FuturesAccess LLC (“Altis”), ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML John Locke FuturesAccess LLC (“John Locke”), ML GSA FuturesAccess LLC (“GSA”) and ML Alphasimplex FuturesAccess LLC (“Alphasimplex”).  Merrill Lynch Alternative Investment LLC (“MLAI”), the sponsor and advisor of the fund, may in its discretion, change the Portfolio Funds at any time. MLAI, also at it discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At September 30, 2007, Investments in Portfolio Funds at Fair value are as follows:

	Fair Value	Percentage of Investment
Chesapeake	$14,077,111	15.17%
Transtrend	14,077,058	15.17%
Altis	13,960,754	15.05%
Winton	13,912,318	15.00%
Aspect	13,817,539	14.89%
John Locke	10,158,964	10.95%
GSA	10,145,251	10.93%
Alphasimplex	2,631,762	2.84%

Total Investments in Portfolio Funds at Fair Value (Cost $84,937,548)	$92,780,757	100.00%

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

At September 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$3,418,131	$3,416,682	3,522,162	$0.9705	$0.9701
Class C	23,677,763	23,667,718	23,446,709	1.0099	1.0094
Class D	40,645,571	40,597,592	37,235,969	1.0916	1.0903
Class D-SD	4,870,650	4,868,697	5,000,000	0.9741	0.9737
Class I	2,479,955	2,478,905	2,444,308	1.0146	1.0142
	$75,092,070	$75,029,594	71,649,148

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

5.               RECENT ACCOUNTING PRONOUNCEMENT

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

Class A

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$0.9588	$0.9090	$0.9705

Class C

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	$1.0432	$0.9993	$0.9467	$1.0099

Class D

	Apr.	May	Jun.	July	Aug.	Sept.
2007	$1.0339	1.0719	$1.1206	$1.0757	$1.0212	$1.0916

Class I

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	$1.0444	$1.0017	$0.9500	$1.0146

Class D-SD

	Apr.	May	Jun.	July	August	Sept.
2007	N/A	N/A	N/A	$0.9600	$0.9113	$0.9741

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

Also please read the performance summary of some of the underlying in which the Fund invests into. The Form 10-Q of the following Portfolio Funds have also been filed:

Transtrend, Chesapeake, Winton and Aspect.

July 1, 2007 to September 30, 2007

The Fund posted losses for the third quarter.

The quarter began with extreme market reversals. Practically all markets which were trending upward retraced as investors ran for the exit in an attempt to reduce risk. Credit worries and a softening housing market finally caught up to the equity markets and led to a big rally in global bonds. The Japanese Yen, which has been persistently weak for years, suddenly rallied against all of its higher yielding counterparts. As a result of the reversals, losses were posted to the Fund.

Long term market trends continued to unwind mid-quarter as the long positions in the Foreign Exchange carry trades, long international equities, long energy and long metals due to a spike in risk aversion on August 16th caused significant losses in each of these trades posting losses for the Fund.

The quarter ended with a very strong performance after a turbulent summer. Strong trends re-emerged in commodities in particular, as wheat gained 21%, and crude oil rose 11% due to supply factors. In addition, precious metals rallied, with gold up by 10% and silver up by 13% due to the U.S. dollar weakening which caused demand for precious metals as a store of value. The U.S. Federal Reserve’s 50 basis points mid-month rate cut also helped to invigorate investor risk appetite, helping FX carry trades and boosting global equity markets.

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

Due to the Fund’s Fund of Funds Structure, the following statements are related to the Portfolio Funds.

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Portfolio Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.  Since the Fund is invested in the Portfolio Funds, the Value at Risk chart for the underlying funds have been provided.

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period.  For the period April 2, 2007 to September 30, 2007, the Fund’s average capitalization was approximately $79,626,559.

The Fund’s investments in the Portfolio Funds are in Class D and Class D-SM, as stated in the Value at Risk tables. The Value at Risk calculation for the Portfolio Funds is allocated to these classes based upon each class’ proportion to total capital of the Portfolio Funds.

Altis Class D

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$130,032	0.99%	$368,402	$—
Energy	121,456	0.92%	317,058	—
Interest Rates	1,678,509	12.78%	2,136,654	1,107,918
Metals	102,291	0.78%	379,314	—
Stock Indices	112,472	0.86%	229,182	55,183
Currencies	160,831	1.22%	353,618	77,237

TOTAL	$2,305,591	17.55%	$3,784,228	$1,240,338

Transtrend Class D-SM

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$38,403	0.05%	$169,048	$298
Energy	123,199	0.17%	688,910	746
Interest Rates	840,133	1.14%	1,823,238	226,365
Metals	62,622	0.08%	192,407	—
Stock Indices	212,650	0.29%	486,090	10,868
Currencies	254,072	0.34%	941,388	11,957

TOTAL	$1,531,079	2.07%	$4,301,081	$250,234

Aspect Class D-SM

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$14,780	0.15%	$90,012	$2,209
Energy	26,304	0.27%	191,347	670
Interest Rates	679,753	6.95%	1,780,786	599,724
Metals	28,742	0.29%	136,218	13,807
Stock Indices	35,164	0.36%	100,371	4,842
Currencies	63,442	0.65%	361,170	21,015

TOTAL	$848,185	8.67%	$2,659,904	$642,267

Chesapeake Class D-SM

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$50,812	0.58%	$101,678	$3,990
Energy	22,862	0.26%	75,512	349
Interest Rates	1,461,213	16.69%	2,756,439	249,354
Metals	26,069	0.30%	60,014	6,300
Stock Indices	65,524	0.75%	141,804	12,031
Stock Futures	39,801	0.45%	77,356	7,463
Currencies	78,054	0.89%	148,997	8,129

TOTAL	$1,744,335	19.92%	$3,361,800	$287,616

Winton Class D-SM

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$15,634	0.15%	$28,898	$5,328
Energy	14,200	0.00%	31,453	1,334
Interest Rates	732,314	0.16%	913,665	616,883
Metals	10,472	0.00%	20,066	5,294
Stock Indices	38,216	0.01%	57,522	13,237
Currencies	81,293	0.02%	135,273	39,173

TOTAL	$892,129	0.34%	$1,186,877	$681,249

John Locke Class D

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$24,955	0.28%	$62,746	$1,134
Energy	35,150	0.39%	77,712	6,359
Interest Rates	490,273	5.48%	837,912	279,802
Metals	25,881	0.29%	70,896	1,381
Stock Indices	77,638	0.87%	290,112	12,552
Currencies	122,324	1.36%	241,873	23,203

TOTAL	$776,221	8.67%	$1,581,251	$324,431

GSA Class D

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$1,842	0.02%	$3,707	$264
Energy	1,686	0.02%	4,998	112
Interest Rates	1,457,850	19.54%	1,680,785	1,172,265
Metals	3,685	0.05%	10,233	901
Stock Indices	65,390	0.88%	79,077	42,441
Currencies	33,516	0.45%	51,028	2,614

TOTAL	$1,563,969	20.96%	$1,829,828	$1,218,597

AlphaSimplex Class D

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Interest Rates	$178,278	3.88%	$477,006	$2,002
Metals	—	0.00%	—	—
Stock Indices	19,300	0.42%	51,031	—
Currencies	21,331	0.46%	48,551	4,816

TOTAL	$218,909	4.76%	$576,588	$6,818

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$332,475	332,475	1.0000
Aug-07	269,099	280,661	0.9588
Sep-07	2,666,461	2,933,401	0.9090
Oct-07	495,844	510,916	0.9705

CLASS C

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$350,891	350,891	1.0000
Jul-07	2,731,607	2,618,488	1.0432
Aug-07	6,354,066	6,358,517	0.9993
Sep-07	13,526,027	14,287,554	0.9467
Oct-07	11,070,336	10,961,814	1.0099

CLASS D

	Subscription
	Amount	Units	NAV (1)
Apr-07	$80,000,000	80,000,000	$1.0000
May-07	—	—	1.0339
Jun-07	—	—	1.0719
Jul-07	6,899,999	6,157,415	1.1206
Aug-07			1.0757
Sep-07			1.0212
Oct-07	6,598,066	6,044,399	1.0916

CLASS I

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$11,186	11,186	1.0000
Jul-07	226,877	217,232	1.0444
Aug-07	646,450	645,353	1.0017
Sep-07	1,492,010	1,570,537	0.9500
Oct-07	734,502	723,933	1.0146

CLASS D-SD

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$5,000,000	5,000,000	$1.0000
Aug-07	—	—	0.9600
Sep-07	—	—	0.9113
Oct-07	—	—	0.9741

(b)         None.

(c)          None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FuturesAccess LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)