Form 10-K
period 2007-12-31
ML Systematic Momentum FuturesAccess LLC
filed 2008-03-31
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐ Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-52505

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	30-0408280
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus – Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐    Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As January 31, 2008, units of limited liability company interest with a Net Asset Value of $116,690,992 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1 - 866-MER-ALTS.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced activities on April 2, 2007. The Fund operates as a “fund of funds” allocating and reallocating its capital under the direction of Merrill Lynch Alternate Investments LLC (“MLAI”), the Sponsor, among eight underlying Futures Access Funds (each a “Portfolio Fund,” and collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit for all other purposes) as of the beginning of each calendar month.

MLAI is the Sponsor and the Manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the  commodity broker, of the Portfolio Funds.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $120,318,698 and the Net Asset Value per Unit for all other purposes, was $1.0278 for Class A, $1.0668 for Class C, $1.1603 for Class D, $1.0356 for Class D-SD and $1.0756 for Class I. The Net Asset Value and the Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $120,224,077 and $1.0273 for Class A, $1.0664 for Class C, $1.1571 for Class D, $1.0350 for Class D-SD and $1.0752 for Class I.

The highest month-end Net Asset Value per Unit for all other purposes for  Class A since the Fund began operations was $1.0278 (December 31, 2007) and the lowest was $0.9090 (August 31, 2007.) The highest month-end Net Asset Value per Unit for all other purposes for Class C since the Fund began operations was $1.0680 (October 31, 2007) and the lowest was $0.9467 (August 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since the Fund began operations was $1.1603 (December 31, 2007) and the lowest was $1.0000 (April 2, 2007).The highest month-end Net Asset Value per Unit for all other purposes for Class I since the Fund began Operations was $1.0756 (December 31, 2007) and the lowest was $0.9500 (August 31, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class D-SD since the Fund began operations was $1.0356 (December 31, 2007) and the lowest was $0.9113 (August 31, 2007).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Fund may invest in eight separate funds which trade in the futures and forward markets with the objective of achieving substantial capital appreciation.

The eight funds in which the Fund may invest in as of December 31, 2007 are: ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Altis FuturesAccess LLC (“Altis”), ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML John Locke FuturesAccess LLC (“John Locke”), ML GSA FuturesAccess LLC (“GSA”) and ML Alphasimplex FuturesAccess LLC (“Alphsimplex”). MLAI, the Sponsor of the Fund, may in its discretion, change the Portfolio Funds at any time. MLAI, also at it discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

The Fund has no Employees.

As used herein, references to the Fund’s (i) trading activities, (ii) trading advisors, (iii) custody of assets arrangements and (iv) accounts refer to such activities, trading advisors, arrangements and accounts of the Portfolio Funds through which the Fund invests, as applicable.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Portfolio Funds to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund (through the Portfolio Funds).  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

The respective advisors of the Portfolio Funds apply their proprietary systems to a broadly-diversified portfolio of futures and forward markets.

 The Portfolio Funds’ commitments to different types of markets – U.S. and non-U.S., regulated and non-regulated – differ substantially from time to time, as well as over time.  The Portfolio Funds have no policy restricting its relative commitment to any of these different types of markets.

Market Types

The Portfolio Funds trade on a variety of United States and foreign futures exchanges.  Substantially all of the Portfolio Funds’ off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Portfolio Funds’ currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Portfolio Funds.

Custody of Assets

All of the Portfolio Funds’ assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

Each Portfolio Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Portfolio Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions of the Portfolio Funds).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of each Portfolio Funds’ cash balances held in the offset accounts (as described below) – which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Portfolio Funds’ account on a daily basis; the Portfolio Funds’ cash balance in foreign currencies derived from their trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Portfolio Funds do not earn interest income on the Portfolio Funds’ gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Portfolio Funds’ Cash Assets may be greater than, less than or equal to the Portfolio Funds’ Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Portfolio Funds’ U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

MLPF&S credits the Portfolio Funds with interest at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates but not less than 75% of such prevailing rate.  The Portfolio Funds are credited with interest on any of their assets and net gains actually held by MLPF&S non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Portfolio Funds, from possession of such assets.

The use of the offset account arrangements for the Portfolio Funds’ U.S. dollar Cash Assets may be discontinued by Merrill Lynch at any time.  If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Portfolio Funds’ U.S. dollar Cash Assets to the maximum practicable extent in short-term Treasury bills.  All interest earned on the U.S. dollar Available Assets so invested would be paid to the Portfolio Funds, but MLAI would expect the amount of such interest to be less than that available to the Portfolio Funds under the offset account arrangements.  The remaining U.S. dollar Available Assets of the Portfolio Funds would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Portfolio Funds.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Portfolio Funds’ U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch – net of the interest credits paid to the Portfolio Funds and the fee paid to the offset banks – from the offset accounts have not exceeded 0.75% per annum of the Portfolio Funds’ average daily U.S. dollar Available Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Sponsor Fees paid by the Portfolio Funds to MLPF&S and MLAI, respectively.

The Cash balance of the Fund held at an unaffiliated bank is invested in money market funds and it generates inome for the Fund

Interest Paid by Merrill Lynch on Non-U.S. Dollar Cash Assets

Under the single currency margining system implemented for the Portfolio Funds, the Portfolio Funds do not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Portfolio Funds to retain the monies which would otherwise be required for such margin as part of the Portfolios Funds’ U.S. dollar Cash Assets.  The Portfolio Funds do not earn interest on foreign margin deposits provided by MLPF&S. The Portfolio Funds do, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Portfolio Funds are credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash..  Merrill Lynch charges the Portfolio Funds Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Portfolio Funds hold foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Portfolio Funds’ U.S. dollar Cash Assets.  Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed.  Assets of the Portfolio Funds while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Fund for the period April 2, 2007 (commencement of operations) to December 31, 2007.

	2007
Charges	Dollar Amount	% of Average Month-End Net Assets (all other purposes) (1)

Other Expenses	$504,521	0.60%
Sponsor fees	485,354	0.58%
Total	$989,875	1.18%

(1) Not annualized and do not reflect the proportionate share of expenses of the Portfolio Funds.

The foregoing table does not reflect the bid-ask spreads paid by the Portfolio Funds on their forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Portfolio Funds’ U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values for all other purposes during 2007 equaled $83,843,527.

During 2007, the Fund earned $3,827 in interest income, or approximately 0.005% of the Fund’s average month-end Net Asset Values for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Portfolio Funds’ U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125% of 1% (1.50 annual rate) on class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interestcredit and before reduction for accrued month end redemptions, distributions, brokerage commissions, sponsor fees, management fees, in each case as of the month of determination. Class D and D-SD do not pay a Sponsor fee.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D Class D-SD and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units are not subject to any sales commission.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid–ask spreads	Bid–ask spreads Portfolio Funds on forwards and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Portfolio Funds’ currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLPF&S; Others	Brokerage Commissions	The aggregate brokerage commissions charges should equal approximately 0.50% per annum of each of the Portfolio Funds’ average month-end asset.

Portfolio Funds’ Advisors and MLAI	Management fees

A flat monthly charge of 0.1167 of 1% of the Portfolio Funds’ month-end assets (a 2% annual rate). MLAI receives certain percentage of the management fees paid by the Portfolio Funds’ from the advisors.

Portfolio Funds’ Advisors & MLAI	Annual Performance Fees	Portfolio Funds’ receive 20% to 25% of their new trading profits as performance fee. For Certain Portfolio Funds MLAI receives 25% of the 20% performance fee.

Regulation

MLAI, advisors of the Portfolio Funds, and MLPF&S are each subject to regulation by the CFTC and the NFA.  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

(d)           Financial Information about Geographic Areas

The Portfolio Funds do not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Portfolio Funds may trade on a number of foreign commodity exchanges.  The Portfolio Funds and the Fund do not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisor’s past performance may not be representative of how it may trade in the future for the Portfolio Funds.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisors can predict or control — have a material effect on the performance of any managed futures strategy.

Forward Trading

The Portfolio Funds will trade currencies in the forward in addition to in the futures markets.  The forward markets are over-the-counter, not exchange, markets, and in trading in these markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the trading advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisor may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing the trading advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency. The Portfolio Funds and consequently the Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had their trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Portfolio Funds will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Portfolio Funds Could Lose Assets and Have Their Trading Disrupted Due to the Bankruptcy of One of the Parties

The Portfolio Funds are subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  The assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Portfolio Funds to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund and the Portfolio Funds do not use any physical properties in the conduct of their business.

The sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus Building No. 2, 1200 Merrill Lynch Drive, First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value for all other purposes, subject to certain early redemption charges.

(b)           Holders:

As of December 31, 2007, there were 928 holders of Units.

(c)           Dividends:

Fund has not made and does not contemplate making any distributions on the Units.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

During the fourth quarter of 2007 the Fund issued Units as set forth in the following chart:

CLASS A

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$332,475	332,475	1.0000
Aug-07	269,099	280,661	0.9588
Sep-07	2,666,461	2,933,401	0.9090
Oct-07	495,844	510,916	0.9705
Nov-07	609,193	593,062	1.0272
Dec-07	604,324	598,756	1.0093
Jan-08	490,879	477,602	1.0278
Feb-08	765,834	735,248	1.0416

CLASS C

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$350,891	350,891	1.0000
Jul-07	2,731,607	2,618,488	1.0432
Aug-07	6,354,066	6,358,517	0.9993
Sep-07	13,526,027	14,287,554	0.9467
Oct-07	11,070,336	10,961,814	1.0099
Nov-07	23,117,656	21,645,745	1.0680
Dec-07	15,508,445	14,789,667	1.0486
Jan-08	9,666,262	9,060,988	1.0668
Feb-08	10,615,351	9,826,299	1.0803

CLASS D

	Subscription
	Amount	Units	NAV (1)
Apr-07	$80,000,000	80,000,000	$1.0000
May-07	—	—	1.0339
Jun-07	—	—	1.0719
Jul-07	6,899,999	6,157,415	1.1206
Aug-07	—	—	1.0757
Sep-07	—	—	1.0212
Oct-07	6,598,066	6,044,399	1.0916
Nov-07	—	—	1.1569
Dec-07	5,237,412	4,601,891	1.1381
Jan-08	—	—	1.1603
Feb-08	—	—	1.1774

CLASS D-SD

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$5,000,000	5,000,000	$1.0000
Aug-07	—	—	0.9600
Sep-07	—	—	0.9113
Oct-07	—	—	0.9741
Nov-07	—	—	1.0324
Dec-07	—	—	1.0157
Jan-08	—	—	1.0356
Feb-08	11,999	11,419	1.0508

CLASS I

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$11,186	11,186	1.0000
Jul-07	226,877	217,232	1.0444
Aug-07	646,450	645,353	1.0017
Sep-07	1,492,010	1,570,537	0.9500
Oct-07	734,502	723,933	1.0146
Nov-07	8,538,181	7,947,669	1.0743
Dec-07	3,844,748	3,641,204	1.0559
Jan-08	175,293	162,972	1.0756
Feb-08	15,517,918	14,230,094	1.0905

(1)       Net Asset Value for all others purposes.

There are no underwriting/selling agent discounts or commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

For the Period
April 2, 2007
(commencement of operations)
to December 31,
2007
TRADING PROFIT (LOSS):

Realized	$(560,037)
Change in unrealized	14,550,075

Total trading profit	13,990,038

INVESTMENT INCOME:
Interest	3,827

EXPENSES:
Sponsor fee	485,354
Other	504,521

Total expenses	989,875

NET INVESTMENT LOSS	(986,048)

NET INCOME	$13,003,990

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A**	3,034,273
Class C*	28,115,079
Class D	57,470,233
Class D- SD**	4,998,359
Class I	4,656,993

Net income per weighted average Unit
Class A**	$0.1351
Class C*	$0.1087
Class D	$0.1564
Class D- SD**	$0.0350
Class I*	$0.0801

* Units issued on June 1, 2007

** Units issued on July 1, 2007

For financial reporting purposes, in conformity with GAAP, the Fund amortizes initial offering costs payable to MLAI over twelve months for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2007, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$5,219,799	$5,217,419	5,078,646	$1.0278	$1.0273
Class C	74,560,703	74,531,573	69,888,701	1.0668	1.0664
Class D	19,497,806	19,442,860	16,803,705	1.1603	1.1571
Class D- SD	5,167,584	5,165,016	4,990,154	1.0356	1.0350
Class I	15,872,806	15,867,209	14,757,114	1.0756	1.0752
	$120,318,698	$120,224,077	111,518,320

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9588	$0.9090	$0.9705	$1.0272	$1.0093	$1.0278

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	$1.0432	$0.9993	$0.9467	$1.0099	$1.0680	$1.0486	$1.0668

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916	$1.1569	$1.1381	$1.1603

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D-SD

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9600	$0.9113	$0.9741	$1.0324	$1.0157	$1.0356

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	$1.0444	$1.0017	$0.9500	$1.0146	$1.0743	$1.0559	$1.0756

Pursuant to CFTC policy, monthly performance is presented from April 2, 2007 (commencement of operations).

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $4,977,396

Current Capitalization:   $5,219,799

Worst Monthly Drawdown(2):  (5.19)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (9.10)%  (July-August 2007)

Net Asset Value per Unit for Class A, December 31, 2007:   $1.0278

Monthly Rates of Return-Class A(4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	—
July	-4.12%
August	(5.19)
September	6.76
October	5.85
November	(1.74)
December	1.83
Compound Annual Rate of Return	2.78%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since July 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since July 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP 2.73%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $72,659,028

Current Capitalization:   $74,560,703

Worst Monthly Drawdown(2):  (5.27)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (9.25)%  (July-August 2007)

Net Asset Value per Unit for Class C, December 31, 2007:   $1.0668

Monthly Rates of Return-Class C(4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	4.32%
July	(4.20)
August	(5.27)
September	6.67
October	5.76
November	(1.82)
December	1.74
Compound Annual Rate of Return	6.68%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 6.64%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $18,735,477

Current Capitalization:   $19,497,806

Worst Monthly Drawdown(2):  (5.07)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (8.87)%  (July-August 2007)

Net Asset Value per Unit for Class D, December 31, 2007:   $1.1603

Monthly Rates of Return Class D(4)

Month	2007
January	—
February	—
March	—
April	3.43%
May	3.64
June	4.54
July	(4.00)
August	(5.07)
September	6.90
October	5.98
November	(1.62)
December	1.96
Compound Annual Rate of Return	16.04%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 2, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 2, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 15.71%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D-SD UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $5,000,000

Current Capitalization:   $5,167,584

Worst Monthly Drawdown(2):  (5.07)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (8.87)%  (July-August 2007)

Net Asset Value per Unit for Class D-SD, December 31, 2007:   $1.0356

Monthly Rates of Return Class D-SD(4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	—
July	-4.00%
August	(5.07)
September	6.90
October	5.98
November	(1.62)
December	1.96
Compound Annual Rate of Return	3.56%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since July 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since July 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 3.50%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $15,493,954

Current Capitalization:   $ 15,872,806

Worst Monthly Drawdown(2):  (5.16)% (August 2007)

Worst Peak-to-Valley Drawdown(3):  (9.04)%  (July-August 2007)

Net Asset Value per Unit for Class I, December 31, 2007:  $1.0756

Monthly Rates of Return-Class I (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	4.44%
July	(4.09)
August	(5.16)
September	6.80
October	5.88
November	(1.71)
December	1.86
Compound Annual Rate of Return	7.56%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 7.52%.

Item 7:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Porfolio Funds are unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Portfolio Funds will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Portfolio Funds and consequently the Fund.

2007

Systematic Momentum FuturesAccess LLC is a fund of funds investing in eight separate accounts which are domiciled at Merrill Lynch Futures. The Fund commenced operations on April 2, 2007. The Fund posted gains for the year except for Alpha Simplex, which was liquidated prior to year end.

The beginning of the second quarter profits were posted for the Fund through mid-quarter. However, as the second quarter ended there was resurgence in market volatility as bonds sold off heavily in the first half of the month on growing optimism for global growth and then rallied on renewed concerns in the sub-prime lending market. Similarly, equity markets experienced wide swings and ended the second quarter lower partly on concerns about the potential for contagion on the back of Bear Stearns’ troubled credit focused hedge funds. Although the core long term trend followers performed well throughout the month of June, the out-performance in the portfolio came from the short term models of Altis and GSA. Both of these managers captured reversals in equity markets and were able to profit both long and short over the course of the month. Natural gas shorts also generated positive results. In currencies, most managers were successful capturing strength in the Australian dollar, Canadian dollar, and the British pound as well as continuing to underweight the persistently weak Japanese yen.

The third quarter began with extreme market reversals. Practically all markets which were trending upward retraced as investors exited in an attempt to reduce risk. Credit worries and a softening housing market finally caught up to the equity markets and led to a big rally in global bonds. The Japanese yen, which has been persistently weak for years, suddenly rallied against all of its higher yielding counterparts. As a result of the reversals, losses were posted to the Fund. Long term market trends continued to unwind at the middle part of the third quarter as the long positions in the Foreign Exchange carry trades, long international equities, long energy and long metals due to a spike in risk aversion on August 16th caused significant losses in each of these trades posting losses for the Fund. The third quarter ended with a very strong performance after a turbulent summer. Strong trends re-emerged in commodities in particular, as wheat gained 21%, and crude oil rose 11% due to supply factors. In addition, precious metals rallied, with gold up by 10% and silver up by 13% due to the U.S. dollar weakening which caused demand for precious metals as a store of value. The U.S Federal Reserve’s 50 basis points mid-month rate cut also helped to invigorate investor risk appetite, helping FX carry trades and boosting global equity markets.

The year ended with gains being posted for the Fund (1.7% for December) bringing the return since its April 2007 inception to 16.04%. Trends were particularly strong in commodities, with rallies in grains, oil and gold, as well as continued declines in base metals. Individual managers with a larger allocation to the commodity space tended to outperform during the month of December. Financial futures markets were more difficult to trade due to choppy conditions. In bonds, several managers came into December  with a long bias, but yields rose at the start of the month due to better than expected United States economic news, as well the decision of the U.S. Federal Government to lower rates by only 25 basis points, which was less than some had expected. In Futures and Exchange currencies, an early strengthening of the U.S. dollar caught several managers by surprise, as they were generally positioned for further U.S. dollar weakness. Finally, in equities a lack of trends meant that risk exposures were limited in this area.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Portfolio Funds’ trading activities and interest income.

During the period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s Sponsor Fees are a constant percentage of the Fund’s net assets.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Portfolio Funds are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Fund.

Liquidity; Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The Net Asset Value of the Portfolio Funds’  cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Portfolio Funds’ assets are held in cash, the Portfolio Funds should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the advisors to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Portfolio Funds positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Portfolio Funds and the Fund have no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Fund is a speculative commodity pool. The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Portfolio Fund’s open positions and, consequently, in its earnings and cash flow. The Portfolio Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Fund’s open positions and the liquidity of the markets in which it trades.

The Portfolio Funds, under the direction of their respective advisors, rapidly acquire and liquidate both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by each Portfolio Funds’ attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements of the Portfolio Funds have been used as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market for the fiscal period.

Altis Class D-SM (1)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$175,713	1.26%	$485,895	$—
Energy	161,412	1.15%	494,674	—
Interest Rates	1,800,229	12.88%	3,182,159	1,107,918
Metals	110,296	0.79%	379,314	—
Stock Indices	134,091	0.96%	432,125	24,194
Currencies	216,373	1.55%	617,564	32,981

TOTAL	$2,598,114	18.59%	$5,591,731	$1,165,093

(1) Average capitalization of Altis Class D-SM is $13,980,880.

Transtrend Class D-SM (2)

	December 31, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$134,302	0.98%	$381,539	$404
Energy	228,207	1.66%	935,201	1,012
Interest Rates	1,003,110	7.32%	2,468,174	307,293
Metals	106,957	0.78%	261,195	1,046
Stock Indices	289,208	2.11%	659,872	14,837
Currencies	366,538	2.67%	1,277,943	16,232

TOTAL	$2,128,322	15.52%	$5,983,924	$340,824

(2) Average capitalization of Transtrend Class D-SM is $13,708,296.

Aspect Class D-SM (3)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$55,976	0.39%	$185,649	$2,962
Energy	104,385	0.73%	387,662	898
Interest Rates	1,385,196	9.65%	2,387,159	803,935
Metals	46,038	0.32%	182,601	1,318
Stock Indices	74,630	0.52%	134,548	6,491
Currencies	168,487	1.17%	485,517	28,531

TOTAL	$1,834,712	12.78%	$3,763,136	$844,135

(3) Average Capitalization of Aspect Class D-SM is $14,351,511.

Chesapeake Class D-SM (4)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$87,625	0.61%	$141,578	$5,556
Energy	59,450	0.42%	125,728	486
Interest Rates	1,985,662	13.93%	3,838,109	347,204
Metals	31,412	0.22%	83,565	8,772
Stock Indices	74,778	0.52%	197,450	—
Stock Futures	59,815	0.42%	107,712	10,392
Currencies	165,188	1.15%	291,437	11,320

TOTAL	$2,463,930	17.27%	$4,785,579	$383,730

(4) Average capitalization of Chesapeake Class D-SM is $14,252,644.

Winton Class D-SM (5)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$26,018	0.18%	$53,438	$6,723
Energy	16,814	0.12%	39,688	1,683
Interest Rates	962,466	6.72%	1,152,865	778,385
Metals	17,798	0.12%	34,193	6,680
Stock Indices	56,528	0.39%	101,375	16,703
Currencies	122,966	0.86%	206,667	49,205

TOTAL	$1,202,590	8.39%	$1,588,226	$859,379

(5) Average capitalization of Winton Class D-SM is $14,329,688.

John Locke Class D (6)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$29,396	0.30%	$62,746	$1,134
Energy	38,993	0.39%	77,712	6,359
Interest Rates	504,853	5.08%	837,912	279,802
Metals	30,093	0.30%	70,896	1,381
Stock Indices	115,618	1.16%	290,112	12,552
Currencies	146,192	1.47%	241,874	23,203

TOTAL	$865,145	8.70%	$1,581,252	$324,431

(6) Average capitalization of John Locke Class D-SM is $9,945,177.

GSA Class D (7)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,895	0.02%	$3,707	$264
Energy	1,303	0.01%	4,998	1
Interest Rates	1,488,990	16.79%	1,680,785	1,172,265
Metals	2,900	0.03%	10,233	307
Stock Indices	63,062	0.71%	79,077	42,441
Currencies	28,796	0.32%	51,029	2,614

TOTAL	$1,586,946	17.88%	$1,829,829	$1,217,892

(7) Average capitalization of GSA Class D-SM is $8,868,926.

AlphaSimplex Class D* (8)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$134,330	3.83%	$477,006	$—
Stock Indices	14,475	0.41%	51,031	—
Currencies	18,704	0.53%	48,552	—

TOTAL	$167,509	4.77%	$576,589	$—

* Liquidated as of 12/31/07

(8) Average capitalization of AlphaSimplex Class D-SM is $3,506,843.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Portfolio Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Portfolio Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Portfolio Fund’s market exposure, MLAI may urge the Portfolio Funds’ advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the advisors have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the advisors with the market risk controls being applied by the advisors themselves.

Item 8: Financial Statements and Supplementary Data

Selected Quarterly Financial Data

  Systematic Momentum FuturesAccess LLC

Net Income (Loss) by Quarter

Three Quarters through December 31, 2007 (commencement of operations April 2, 2007)

	Fourth	Third	Second
	Quarter	Quarter	Quarter
	2007	2007	2007
Total Income (Loss)	$6,588,526	$(2,327,810)	$9,733,149
Total Expenses	689,246	199,487	101,142
Net Income	$5,899,280	$(2,527,297)	$9,632,007

Net Income (Loss) per Weighted Average Unit	$0.0602	$(0.0291)	$0.1202

(a) The Net Income (Loss) per Unit is based on the weighted average of the total Units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A: Controls and Procedures

MLAI LLC, the Sponsor of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not Applicable.

PART III

Item 10: Directors, Executive officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

 The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton         Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer, President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Shawn Wells is a Vice President of the Manager and the General Counsel for HFDMG, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

As of December 31, 2007, the principals of MLAI had no investment in the Fund.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures Fund, L.P., ML Select Futures I L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML APM Global Commodity FuturesAccess LLC, ML Chesapeake FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not itself have any officers, managers or employees.  The Portfolio Funds pay Brokerage Commissions to an affiliate of MLAI and the Fund pays Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s and Portfolio Funds’ U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Title of class Percent of class	Name of beneficial owner	Amount and nature of beneficial ownership

Units of Limited Liability Company Interest 6.17%	Kentucky Baptist Foundation	6,429,798 Class D Units

(b)           Security Ownership of Management:

As of December 31, 2007, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)           Changes in Control:

None.

Item 13: Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Fund

All of the service providers to the Fund, other than advisors of the Portfolio Funds, are affiliates of Merrill Lynch or have been approved by Merrill Lynch.  Merrill Lynch negotiated with the Portfolio Funds’ advisors over the level of its management fees and performance fees. However, none of the fees paid by the Fund or Portfolio Funds to any Merrill Lynch party were negotiated, and they could be higher than would have been obtained in arms-length bargaining.

The Portfolio Funds pay Merrill Lynch substantial Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades.  The Portfolio Funds also pay MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Fund and Portfolio Funds.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Portfolio Funds.

In 2007, the Fund expensed (i) Sponsor fees of $485,354 earned by MLAI.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the period ended December 31, 2007 were $93,000.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2007, related to the Fund.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the period ended December 31, 2007 were $80,000.

(d)           All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the period ended December 31, 2007 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statement of Financial Condition as of December 31, 2007	2

	Statement of Income for the period April 2, 2007 (commencement of operations) to December 31, 2007:	3

	Statement of Changes in Members’ Capital for the period April 2, 2007
	(commencement of operations) to December 31, 2007:	4

	Financial Data Highlights for the period April 2, 2007
	(commencement of operations) to December 31, 2007:	5

	Notes to Financial Statements	6-12

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation		Description

3.01		Certificate of Formation of ML Systematic MomentumFuturesAccess LLC.

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement (File No. 0-52505) filed on December 20, 2007, on Form 10 under the Securities Exchange Act of 1934 (the Registrant’s Registration Statement).

3.02	3.02	Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.02		Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

3.03	10.01	Customer Agreement between ML Systematic Momentum FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:		Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement

3.04	10.02	Advisory Agreement by and among ML Systematic Momentum FuturesAccess LLC and Merrill Lynch Alternative Investments LLC.

Exhibit 10.02:	Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2006 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Section 1350 Certifications