Form 10-Q
period 2008-03-31
ML Systematic Momentum FuturesAccess LLC
filed 2008-05-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Hopewell Corporate Campus - Building No. 2

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐  No  ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML SYSTEMATIC MOMENTUM LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS:

Cash	$444,951	$94,318
Investments in Portfolio Funds (cost $147,059,892 for 2008 and $106,513,819 for 2007)	175,192,855	121,063,894
Deferred initial offering costs	—	33,750
Receivable from Portfolio Fund	—	34,775
TOTAL ASSETS	$175,637,806	$121,226,737

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Sponsor fee payable	$253,577	$177,810
Redemptions payable	12,209,074	505,214
Due to Manager	703,861	—
Due to Portfolio Fund	136,123	—
Other	652,082	319,636
Total liabilities	13,954,717	1,002,660

MEMBERS’ CAPITAL:
Members’ Interest (137,282,791 and 111,518,320 Units outstanding, unlimited Units authorized)	161,683,089	120,224,077
Total members’ capital	161,683,089	120,224,077

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$175,637,806	$121,226,737

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three months ended March 31, 2008
TRADING PROFIT (LOSS):

Realized	$59,031
Change in unrealized	13,582,888

Total trading profit	13,641,919

INVESTMENT INCOME:
Interest	2,404

EXPENSES:
Sponsor fee	680,290
Other	383,244

Total expenses	1,063,534

NET INVESTMENT LOSS	(1,061,130)

NET INCOME	$12,580,789

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	6,702,285
Class C	79,722,721
Class D	17,128,976
Class D- SD	4,997,767
Class I	24,971,967

Net income per weighted average Unit
Class A	$0.0812
Class C	$0.0875
Class D	$0.1092
Class D- SD	$0.1014
Class I	$0.1076

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008

(unaudited)

	Members’ Capital			Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	March 31, 2008

Class A	5,078,646	3,181,564	(2,445,767)	5,814,443
Class C	69,888,701	30,278,614	(21,178,778)	78,988,537
Class D	16,803,705	975,814	—	17,779,519
Class D- SD	4,990,154	11,419	—	5,001,573
Class I	14,757,114	16,500,907	(1,559,302)	29,698,719

Total Members’ Units	111,518,320	50,948,318	(25,183,847)	137,282,791

	Members’ Capital				Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	Net Income	March 31, 2008

Class A	$5,217,419	$3,522,310	$(2,750,049)	$544,267	$6,533,947
Class C	74,531,573	33,865,728	(23,457,663)	6,971,801	91,911,439
Class D	19,442,860	1,270,999	—	1,870,574	22,584,433
Class D- SD	5,165,016	11,999	—	506,825	5,683,840
Class I	15,867,209	18,233,580	(1,818,681)	2,687,322	34,969,430

Total Members’ Interest	$120,224,077	$56,904,616	$(28,026,393)	$12,580,789	$161,683,089

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit as of the beginning of each calendar month.

Merrill Lynch Alternative Investments LLC (“MLAI”), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”), is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               INVESTMENTS IN UNDERLYING FUNDS

The seven funds (“Portfolio Funds”) in which the Fund is invested as of March 31, 2008 are: ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Altis FuturesAccess LLC (“Altis”), ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML John Locke FuturesAccess LLC (“John Locke”) and  ML GSA FuturesAccess LLC (“GSA”).  Merrill Lynch Alternative Investment LLC (“MLAI”), the Sponsor and advisor of the Fund, may in its discretion, change the Portfolio Funds at any time. MLAI, also at its discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At March 31, 2008, Investments in Portfolio Funds at fair value are as follows:

	Fair Value	Percentage of Members’ Capital
Altis	$25,005,335	15.47%
Transtrend	27,218,643	16.83%
Aspect	26,497,649	16.39%
Chesapeake	24,864,319	15.38%
Winton	26,487,686	16.38%
John Locke	22,415,051	13.86%
GSA	22,704,172	14.04%
Total Investments in Portfolio Funds at Fair Value (Cost $147,059,892)	$175,192,855	108.35%

3.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by MLAI.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$6,537,405	$6,533,947	5,814,443	$1.1243	$1.1237
Class C	91,956,190	91,911,439	78,988,537	1.1642	1.1636
Class D	22,653,384	22,584,433	17,779,519	1.2741	1.2702
Class D- SD	5,687,380	5,683,840	5,001,573	1.1371	1.1364
Class I	34,981,216	34,969,430	29,698,719	1.1779	1.1775
	$161,815,575	$161,683,089	137,282,791

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$5,219,799	$5,217,419	5,078,646	$1.0278	$1.0273
Class C	74,560,703	74,531,573	69,888,701	1.0668	1.0664
Class D	19,497,806	19,442,860	16,803,705	1.1603	1.1571
Class D- SD	5,167,584	5,165,016	4,990,154	1.0356	1.0350
Class I	15,872,806	15,867,209	14,757,114	1.0756	1.0752
	$120,318,698	$120,224,077	111,518,320

4.               MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  Additionally, the Fund invests in other commodity funds with similar market risk as mentioned.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition of the Portfolio Funds.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statements of Financial Condition of the Portfolio Funds. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Portfolio Funds, in their normal course of business, enter into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc.(“MLPF&S”) acting as their commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition of the Portfolio Funds.

Concentration Risk

The Fund’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Fund’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Fund.

5.               RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable including the Fund’s own assumptions in determining the fair value of investments.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Investments in Portfolio Funds	$175,192,855	N/A	N/A	$175,192,855

The valuation of the Portfolio Funds’ investments by FAS 157 fair value hierarchy levels as of March 31, 2008 are Level I and Level II.

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of

FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.
2008	$1.0416	$1.1508	$1.1243

Class C

	Jan.	Feb.	Mar.
2008	$1.0803	$1.1926	$1.1642

Class D

	Jan.	Feb.	Mar.
2008	$1.1774	$1.3025	$1.2741

Class I

	Jan.	Feb.	Mar.
2008	$1.0905	$1.2052	$1.1779

Class D-SD

	Jan.	Feb.	Mar.
2008	$1.0508	$1.1624	$1.1371

Performance Summary

January 1, 2008 – March 31, 2008

The Fund is a fund of funds investing in seven separate Portfolio Funds which are domiciled at Merrill Lynch FuturesAccess Program. The Fund posted gains for the quarter.

January was a positive month for the Fund, despite dramatic declines in global stock indices, illustrating the Fund’s low correlation with equities over a market cycle. Managers had long positions in fixed income and precious metals, both of which benefited from fears of a US recession, as well as sharp U.S. Federal Reserve rate cuts totaling 1.25% for the month. The continuing rally in grain markets was another source of profit for managers. Losses came primarily from energy markets as oil prices weakened and natural gas rebounded. Aspect was the top performer within the Fund, gaining 4.7%, while Altis was the main underperformer, declining -4.6% for the month. Going into February, commodities and fixed income are the two largest risk allocations for most managers. CTAs continue to be long in most fixed income markets, while in commodities, they generally have long positions in grains, softs and precious metals, and shorts in livestock. Energy exposure has been cut back significantly after January’s losses. In equities, there is a small short bias for most managers, while in FX there is a short U.S. dollar tilt against most currencies except the Great British Pound.

February was a very strong month for the Fund and the Fund continue to remain up for the year 2008. As a point of comparison, the Newedge CTA Index (formerly Calyon Financial Barclay Index) returned 4.6% for the month and is up 6.3% for the year. The bulk of returns were earned in surging commodity markets. Grains and softs rallied strongly due to low inventories and positive forecasts of demand. Energy and metals climbed as these sectors are perceived as an inflation hedge. The other profitable trades included short currency positions against the U.S. dollar. The top performer within the vertical in February was Altis, which gained 24.3%. Altis is a medium to short term manager, with higher than average commodity exposure and higher than average leverage. The bottom performer was GSA, which gained 2.1%. GSA is a short term manager with a blend of trend following and econometric models, the latter type faring less well during the month. Going into March, most managers increased their risk-taking to above-average levels. The largest allocation remained in commodities, where managers are long in most markets. In interest rates, most managers are biased long, whereas in currencies most are tilted against the U.S. dollar. Equities have a very low risk allocation.

The Fund was unprofitable for March. GSA, a short term manager was the top performer in the vertical in March, gaining 1.4%, while Altis was the bottom performer losing -6.8%. For the first quarter as a whole, John Locke was the top performer in the vertical, up 12.0%, while GSA had the smallest gains, rising 4.2%. The strong trends in commodity markets in February made a sharp reversal in March, hurting most funds in the vertical. After gaining 11.7% in February, the Commodity Research Bureau (“CRB”) Commodity Index fell -6.3% March. The grains and precious metals sectors recorded particularly large reversals. The Fund was able to participate more in the upward move in February (when it gained 10.4%) than in the March reversal (when it lost -2.4%), thereby preserving its gains for the quarter. Managers were able to limit the damage in March by reducing leverage. Most managers scaled back positions in inverse proportion to rising volatility in commodity markets. By the end of March, overall leverage for most managers was about 40% lower than at the start of the month. Losses for the vertical during the month were also mitigated by the positive performance of short term managers such as GSA and John Locke, who exploited opportunities outside of commodities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio  Funds’ open positions by market category for the first quarter of 2008.

Altis Class D-SM (1)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$575,492	2.59%	$1,154,418	$263,637
Energy	504,665	2.27%	937,255	103,942
Interest Rates	2,094,788	9.42%	3,461,460	954,658
Metals	460,974	2.07%	1,102,077	77,059
Stock Indices	415,355	1.87%	487,330	283,220
Currencies	187,456	0.84%	258,149	49,042

TOTAL	$4,238,730	19.06%	$7,400,689	$1,731,558

(1)The average capitalization for Class D-SM is $22,249,117.

Transtrend Class D-SM (2)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$69,486	0.32%	$101,630	$9,811
Energy	265,232	1.21%	448,273	3,128
Interest Rates	1,105,160	5.04%	1,433,386	558,038
Metals	72,997	0.33%	106,190	53,687
Stock Indices	92,709	0.42%	119,593	47,238
Currencies	450,256	2.05%	862,213	61,898

TOTAL	$2,055,840	9.37%	$3,071,285	$733,800

(2) The average capitalization for Class D-SM is $21,931,550.

Aspect Class D-SM (3)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$146,242	0.66%	$311,280	$41,068
Energy	220,635	0.99%	429,813	81,351
Interest Rates	1,214,291	5.46%	1,770,309	786,932
Metals	92,384	0.42%	197,392	13,488
Stock Indices	208,256	0.94%	368,318	72,963
Currencies	4,814,110	21.67%	871,335	251,934

TOTAL	$6,695,918	30.14%	$3,948,447	$1,247,736

(3) The average capitalization for Class D-SM is $22,220,249.

Chesapeake Class D-SM (4)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$469,991	2.11%	$530,675	$381,345
Energy	273,694	1.23%	397,896	189,141
Interest Rates	1,309,033	5.87%	1,646,516	909,424
Metals	142,953	0.64%	222,006	63,437
Stock Indices	—	0.00%	—	—
Stock Futures	77,492	0.35%	93,181	69,376
Currencies	561,937	2.52%	762,289	327,964

TOTAL	$2,835,100	12.72%	$3,652,563	$1,940,687

(4) The average capitalization for Class D-SM is $22,304,456.

Winton Class D-SM (5)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$103,346	0.47%	$147,543	$76,128
Energy	92,819	0.42%	127,456	47,971
Interest Rates	879,377	3.99%	982,097	691,822
Metals	66,561	0.30%	90,796	51,142
Stock Indices	36,179	0.16%	61,534	3,744
Currencies	308,966	1.40%	358,304	233,361

TOTAL	$1,487,248	6.74%	$1,767,730	$1,104,168

(5) The average capitalization for Class D-SM is $22,036,487.

John Locke Class D-SM (6)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,302	0.32%	$112,433	$29,993
Energy	74,627	0.40%	125,297	9,148
Interest Rates	1,330,538	7.21%	2,096,249	769,897
Metals	57,560	0.31%	82,847	36,019
Stock Indices	96,028	0.52%	261,571	9,144
Currencies	214,490	1.16%	324,410	90,074

TOTAL	$1,831,545	9.92%	$3,002,807	$944,275

(6) The average capitalization for Class D-SM is $18,461,557.

GSA Class D-SM (7)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$6,472	0.04%	$11,052	$2,984
Energy	6,405	0.04%	14,897	73
Interest Rates	2,255,456	12.42%	2,540,200	1,861,503
Metals	3,954	0.02%	5,475	1,862
Stock Indices	201,569	1.11%	497,743	42,209
Currencies	69,151	0.38%	167,614	14,452

TOTAL	$2,543,007	14.01%	$3,236,981	$1,923,083

(7) The average capitalization for Class D-SM is $18,160,745.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Funds to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Portfolio Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Portfolio Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Portfolio Funds’ primary market risk exposures as well as the strategies used and to be used by Portfolio Funds’ managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Portfolio Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Portfolio Funds. There can be no assurance that the Portfolio Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

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

None.

Item 1A.       Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisors’ past performance may not be representative of how it may trade in the future for the Fund.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisors can predict or control — have a material effect on the performance of any managed futures strategy of the Portfolio Funds.

Forward Trading

The Portfolio Funds will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Portfolio Funds are subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisors may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing the Portfolio Funds’ trading advisors from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisors to close out positions against which the market is moving.

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

Trading on Non-U.S. Exchanges

The trading advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Portfolio Funds could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Portfolio Funds will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Portfolio Funds Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Portfolio Funds are subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Portfolio Funds’ assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Portfolio Funds’ capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Portfolio Funds to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$490,879	477,602	$1.0278
Feb-08	765,834	735,248	1.0416
Mar-08	2,265,597	1,968,714	1.1508
Apr-08	9,401,839	8,361,650	1.1243

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$9,676,279	9,070,378	$1.0668
Feb-08	10,615,351	9,826,299	1.0803
Mar-08	13,574,098	11,381,937	1.1926
Apr-08	59,470,138	51,082,407	1.1642

CLASS D-SD

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.0356
Feb-08	11,999	11,419	1.0508
Mar-08	—	—	1.1624
Apr-08	899,999	791,487	1.1371

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.1603
Feb-08	—	—	1.1774
Mar-08	1,270,999	975,814	1.3025
Apr-08	974,999	765,246	1.2741

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$175,293	162,972	$1.0756
Feb-08	15,517,918	14,230,094	1.0905
Mar-08	2,540,369	2,107,841	1.2052
Apr-08	12,073,337	10,249,883	1.1779

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

ML SYSTEMATIC MOMENTUM LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)