Form 10-Q
period 2008-06-30
ML Systematic Momentum FuturesAccess LLC
filed 2008-08-13
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)
(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2
1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

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

ML SYSTEMATIC MOMENTUM LLC

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Cash	$415,089	$94,318
Investments in Portfolio Funds (cost $311,962,473 for 2008 and $106,513,819 for 2007)	368,147,727	121,063,894
Deferred initial offering costs	—	33,750
Receivable from Portfolio Fund	—	34,775
TOTAL ASSETS	$368,562,816	$121,226,737

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Sponsor fee payable	$553,110	$177,810
Redemptions payable	877,601	505,214
Other	632,122	319,636
Total liabilities	2,062,833	1,002,660

MEMBERS’ CAPITAL:
Members’ Interest (289,387,382 and 111,518,320 Units outstanding, unlimited Units authorized)	366,499,983	120,224,077
Total members’ capital	366,499,983	120,224,077

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$368,562,816	$121,226,737

NET ASSET VALUE PER UNIT (NOTE 4)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the period April 2,
	For the three	For the six	2007 (commencement of
	months ended June	months ended	operations) to June 30,
	30, 2008	June 30, 2008	2007
TRADING PROFIT (LOSS):

Realized	$—	$59,031	$96,964
Change in unrealized	28,052,291	41,635,179	9,636,185

Total trading profit (loss)	28,052,291	41,694,210	9,733,149

INVESTMENT INCOME:
Interest	75,127	77,531	—

EXPENSES:
Sponsor fee	1,382,240	2,062,530	775
Other	162,346	545,590	100,367

Total expenses	1,544,586	2,608,120	101,142

NET INVESTMENT INCOME (LOSS)	(1,469,459)	(2,530,589)	(101,142)

NET INCOME (LOSS)	$26,582,832	$39,163,621	$9,632,007

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A**	16,746,116	11,724,200	—
Class C*	154,464,636	117,093,678	350,891
Class D	24,517,703	20,823,339	80,000,000
Class DI***	14,008,975	9,503,371	—
Class I*	41,200,934	33,086,451	11,186

Net income (loss) per weighted average Unit
Class A**	$0.1026	$0.1929	—
Class C*	$0.1025	$0.1948	$0.0430
Class D	$0.1247	$0.2366	$0.1202
Class DI***	$0.1324	$0.2484	$—
Class I*	$0.0999	$0.2056	$0.0442

* Units Issued on June 1, 2007.

** Units Issued on July 1, 2007.

*** Class DI was previously known as Class D-SD and issued on July 1, 2007.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the six months ended June 30, 2007 and for the
period April 2, 2007 (commencement of operations) to June 30, 2007
(unaudited)

				Members’ Capital	Members’ Capital			Members’ Capital
	Initial Offering	Subscriptions	Redemptions	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	June 30, 2008

Class A**	—	—	—	—	5,078,646	17,890,903	(2,710,871)	20,258,678
Class C*	—	350,891	—	350,891	69,888,701	133,450,969	(24,047,852)	179,291,818
Class D	80,000,000	—	(9,094,198)	70,905,802	16,803,705	11,022,530	(644,127)	27,182,108
Class DI***	—	—	—	—	4,990,154	14,765,382	—	19,755,536
Class I*	—	11,186	—	11,186	14,757,114	29,721,479	(1,579,351)	42,899,242

Total Members’ Units	80,000,000	362,077	(9,094,198)	71,267,879	111,518,320	206,851,263	(28,982,201)	289,387,382

* Units Issued on June 1, 2007.

** Units Issued on July 1, 2007.

*** Class DI was previously known as Class D-SD and issued on July 1, 2007.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and for the

period April 2, 2007 (commencement of operations) to June 30, 2007

(unaudited)

					Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income (loss)	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (loss)	June 30, 2008

Class A**	$—	$—	$—	$—	$—	$5,217,419	$20,214,417	$(3,053,721)	$2,261,936	$24,640,051
Class C*	—	350,891	—	15,074	365,965	74,531,573	154,755,299	(26,883,355)	22,809,551	225,213,068
Class D	80,000,000	—	(10,190,958)	9,616,439	79,425,481	19,442,860	14,023,255	(848,637)	4,927,142	37,544,620
Class DI***	—	—	—	—	—	5,165,016	16,865,338	—	2,361,020	24,391,374
Class I*	—	11,186	—	494	11,680	15,867,209	33,883,944	(1,844,255)	6,803,972	54,710,870

Total Members’ Interest	$80,000,000	$362,077	$(10,190,958)	$9,632,007	$79,803,126	$120,224,077	$239,742,253	$(32,629,968)	$39,163,621	$366,499,983

* Units Issued on June 1, 2007.

** Units Issued on July 1, 2007.

*** Class DI was previously known as Class D-SD and issued on July 1, 2007.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and for the period April 2, 2007 (commencement of operations) to June 30, 2007. However, the operating results for the interim period may not be indicative of the results for the full year.

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

Certain prior year items have been reclassified to conform to the current year presentation.

2.                           INVESTMENTS IN UNDERLYING FUNDS

The seven funds (“Portfolio Funds”) in which the Fund is invested as of June 30, 2008 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML GSA FuturesAccess LLC (“GSA”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and ML Winton FuturesAccess LLC (“Winton”). MLAI, in its discretion may, change the Portfolio Funds at any time. MLAI, also at its discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At June 30, 2008, Investments in Portfolio Funds at fair value are as follows:

		Percentage of Members’
	Fair Value	Capital
Altis	$59,649,436	16.28%
Transtrend	53,755,890	14.67%
Aspect	56,145,731	15.32%
Chesapeake	57,152,984	15.58%
Winton	55,035,764	15.02%
John Locke	43,285,272	11.81%
GSA	43,122,650	11.77%

Total Investments in Portfolio Funds at Fair Value (Cost $311,962,473)	$368,147,727	100.45%

At December 31, 2007, Investments in Portfolio Funds at fair value are as follows:

		Percentage of Members’
	Fair Value	Capital
Altis	$18,378,819	15.18%
Transtrend	17,927,148	14.81%
Aspect	18,235,954	15.06%
Chesapeake	18,829,228	15.55%
Winton	17,829,738	14.73%
John Locke	14,914,443	12.32%
GSA	14,948,564	12.35%

Total Investments in Portfolio Funds at Fair Value (Cost $106,513,819)	$121,063,894	100.00%

3.                           FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds	$368,147,727	N/A	$368,147,727	N/A

The valuation of the Portfolio Funds’ investments by FAS 157 fair value hierarchy levels as of June 30, 2008 are Level I and Level II.

4.                           NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve- month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by MLAI. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other			All Other	Financial
	Purposes	Financial Reporting	Number of Units	Purposes	Reporting
Class A	$24,643,126	$24,640,051	20,258,678	$1.2164	$1.2163
Class C	225,254,154	225,213,068	179,291,818	1.2564	1.2561
Class D	37,609,992	37,544,620	27,182,108	1.3836	1.3812
Class DI	24,394,602	24,391,374	19,755,536	1.2348	1.2347
Class I	54,721,652	54,710,870	42,899,242	1.2756	1.2753
	$366,623,526	$366,499,983	289,387,382

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other			All Other	Financial
	Purposes	Financial Reporting	Number of Units	Purposes	Reporting
Class A	$5,219,799	$5,217,419	5,078,646	$1.0278	$1.0273
Class C	74,560,703	74,531,573	69,888,701	1.0668	1.0664
Class D	19,497,806	19,442,860	16,803,705	1.1603	1.1571
Class DI	5,167,584	5,165,016	4,990,154	1.0356	1.0350
Class I	15,872,806	15,867,209	14,757,114	1.0756	1.0752
	$120,318,698	$120,224,077	111,518,320

5.                           MARKET, CREDIT AND CONCENTRATION RISKS

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

The Portfolio Funds, in their normal course of business, enter into various contracts, with Merrill Lynch Pierce, Fenner & Smith Inc., (“MLPF&S”) acting as their commodity broker. Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition of the Portfolio Funds.

Concentration Risk

The Fund’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Fund’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Fund.

6.                           RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Fund does not expect the adoption of FAS 162 to have an impact on its financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT
(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable to the Members of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 4 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	N/A	N/A
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	N/A	$1.0432
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	$1.0339	$1.0719	$1.1206
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	N/A	$1.0444
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756

Class DI

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	N/A	N/A
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348

Performance Summary

January 1, 2008 to June 30, 2008

January 1, 2008 to March 31, 2008

The Fund is a fund of funds investing in seven separate Portfolio Funds which are domiciled at Merrill Lynch FuturesAccess Program. The Fund posted gains for the quarter.

January was a positive month for the Fund, despite dramatic declines in global stock indices, illustrating the fund’s low correlation with equities over a market cycle. Managers had long positions in fixed income and precious metals, both of which benefited from fears of a US recession, as well as sharp Fed rate cuts totaling 1.25% for the month. The continuing rally in grain markets was another source of profit for managers. Losses came primarily from energy markets as oil prices weakened and natural gas rebounded. Aspect was the top performer within the Fund, gaining 4.7%, while Altis was the main underperformer, declining -4.6% for the month. Going into February, commodities and fixed income are the two largest risk allocations for most managers. CTAs continue to be long in most fixed income markets, while in commodities, they generally have long positions in grains, softs and precious metals, and shorts in livestock. Energy exposure has been cut back significantly after January’s losses. In equities, there is a small short bias for most managers, while in FX there is a short USD tilt against most currencies except the GBP.

February was a very strong month for the Fund and the Fund continue to remain up for the year 2008. As a point of comparison, the Newedge CTA Index (formerly Calyon Financial Barclay Index) returned 4.6% for the month and is up 6.3% for the year. The bulk of returns were earned in surging commodity markets. Grains and softs rallied strongly due to low inventories and positive forecasts of demand. Energy and metals climbed as these sectors are perceived as an inflation hedge. The other profitable trades included short currency positions against the USD. The top performer within the vertical in February was Altis, which gained 24.3%. Altis is a medium to short term manager, with higher than average commodity exposure and higher than average leverage. The bottom performer was GSA, which gained 2.1%. GSA is a short term manager with a blend of trend following and econometric models, the latter type faring less well during the month. Going into March, most managers have increased their risk-taking to above-average levels. The largest allocation remains in commodities, where managers are long in most markets. In interest rates, most managers are biased long, whereas in currencies most are tilted against the USD. Equities have a very low risk allocation.

The Fund was unprofitable for March. GSA, a short term manager was the top performer in the vertical in March, gaining 1.5%, while Altis was the bottom performer losing -6.8%. For the 1st Quarter as a whole, John Locke was the top performer in the vertical, up 12.0%, while GSA had the smallest gains, rising 4.2%. The strong trends in commodity markets in February made a sharp reversal in March, hurting most funds in the vertical. After gaining 11.7% in February, the CRB Commodity Index fell -6.3% March. The grains and precious metals sectors recorded particularly large reversals. The Fund was able to participate more in the upward move in February (when it gained 10.4%) than in the March reversal (when it lost -2.4%), thereby preserving its gains for the quarter. Managers were able to limit the damage in March by reducing leverage. Most managers scaled back positions in inverse proportion to rising volatility in commodity markets. By the end of March overall leverage for most managers was about 40% lower than at the start of the month. Losses for the vertical during the month were also mitigated by the positive performance of short term managers such as GSA and John Locke, who exploited opportunities outside of commodities.

April 1, 2008 to June 30, 2008

The Fund is a fund of funds investing in seven separate Portfolio Funds which are domiciled at Merrill Lynch FuturesAccess Program. The Fund posted gains for the quarter.

The Portfolio Funds made gains in their long energy positions at the beginning of the quarter, as oil and natural gas hit historic highs which were offset by losses from reversals in financial futures markets. Most of the Portfolio Funds came into April with short positions in the U.S. dollar, long positions in bonds and short positions in equities. However, markets experienced a relief rally in April as investors began to believe the end of the credit crisis might be over. This caused the U.S. dollar to rebound, bonds to fall and equities to rise, thus hurting the Portfolio Funds performance. The Portfolio Funds with more energy exposure did better in the month, as well as the Portfolio Funds who had short positions in the financial futures were able to unwind their positions quickly.

May was a month where energies jumped to record levels. Crude oil was up 13% and natural gas was up 6.6%, continuing trends from previous months. The primary drivers of performance for the Fund was in the commodities and energy sectors. Altis, which has the largest commodity bias among the seven Portfolio Funds in the vertical, was up 12.8%. Roughly two thirds of Altis gains came from its energy positions. Other Portfolio Funds also benefited from energy exposure, though none to the extent of Altis. Non-commodity markets were mixed as most of the Funds managed to be flat to positive in the financial markets overall. Several Portfolio Funds did well in fixed income but then lost money in the equity indices.

The Fund gained 4.80% in June and is up 17.77 % year to date. In comparison, the Newedge CTA index gained 2.0% for the month, and is up 8.3% for the year. The Portfolio Funds made money through long positions in commodities and short equities positions. Longer term Portfolio Funds tended to have higher commodity and equity exposure than their shorter term peers. Short term managers meanwhile were caught out by choppiness in currencies and rates. Altis was the top performer in the vertical with a gain of 13.5%, benefiting from its higher commodity exposure and higher leverage than other managers. Meanwhile, GSA, a short term manager, fell -1.6% as some of its relative value trades underperformed.

April 1, 2007 to June 30, 2007

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

Also please read the performance summary of some of the underlying in which the Fund invests into. The Form 10-Q of the following Portfolio Funds have also been filed: Aspect, Chesapeake, Transtrend and Winton.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward- looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2008 and the three months ended June 30, 2007.

Altis Class DS (1)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$423,566	1.26%	$1,154,418	$54,072
Energy	802,873	2.39%	1,866,010	103,942
Interest Rates	4,738,727	14.08%	9,327,165	954,658
Metals	346,093	1.03%	1,102,077	77,059
Stock Indices	382,688	1.14%	794,787	37,656
Currencies	341,353	1.01%	611,553	49,042

TOTAL	$7,035,300	20.91%	$14,856,010	$1,276,429

(1) The average capitalization for Class DS is $33,645,905.

Transtrend Class DS (2)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$161,862	0.51%	$471,935	$7,447
Energy	343,416	1.07%	696,655	4,861
Interest Rates	2,024,252	6.32%	2,630,297	867,240
Metals	127,244	0.40%	297,346	26,192
Stock Indices	247,634	0.77%	453,499	73,411
Currencies	830,454	2.59%	1,527,078	96,195

TOTAL	$3,734,862	11.66%	$6,076,810	$1,075,346

(2) The average capitalization for Class DS is $32,029,728.

Aspect Class DS (3)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$175,821	0.54%	$580,906	$52,949
Energy	289,528	0.90%	802,109	144,033
Interest Rates	3,172,195	9.82%	5,320,117	1,468,558
Metals	104,298	0.32%	368,370	25,171
Stock Indices	261,611	0.81%	687,348	92,080
Currencies	607,552	1.88%	1,626,071	231,932

TOTAL	$4,611,005	14.27%	$9,384,921	$2,014,723

(3) The average capitalization for Class DS is $32,300,023.

Chesapeake Class DS (4)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$566,286	1.73%	$927,000	$211,931
Energy	423,450	1.30%	695,056	330,398
Interest Rates	3,168,097	9.69%	4,422,074	1,588,609
Metals	209,258	0.64%	387,807	110,814
Stock Indices	—	0.00%	—	—
Stock Futures	103,195	0.32%	162,771	53,725
Currencies	752,040	2.30%	1,331,589	443,742

TOTAL	$5,222,326	15.98%	$7,926,297	$2,739,219

(4) The average capitalization for Class DS is $32,682,873.

Winton Class DS (5)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$152,135	0.47%	$271,751	$62,935
Energy	145,154	0.45%	234,753	69,763
Interest Rates	1,786,781	5.56%	2,075,834	1,274,223
Metals	103,116	0.32%	167,232	55,308
Stock Indices	120,173	0.37%	304,998	6,896
Currencies	460,225	1.43%	657,583	268,024

TOTAL	$2,767,584	8.60%	$3,712,151	$1,737,149

(5) The average capitalization for Class DS is $32,115,632.

John Locke Class DS (6)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,600	0.25%	$192,589	$3,386
Energy	137,223	0.52%	368,725	9,148
Interest Rates	2,052,800	7.73%	3,306,172	769,897
Metals	83,091	0.31%	221,857	24,169
Stock Indices	83,029	0.31%	261,571	9,144
Currencies	339,097	1.28%	588,857	90,074

TOTAL	$2,761,840	10.40%	$4,939,771	$905,818

(6) The average capitalization for Class DS is $26,541,375.

GSA Class DS (7)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$15,324	0.06%	$55,392	$2,042
Energy	36,768	0.14%	110,509	73
Interest Rates	3,730,540	14.15%	6,162,630	1,861,503
Metals	16,738	0.06%	35,846	1,862
Stock Indices	248,904	0.94%	751,919	32,488
Currencies	208,873	0.79%	634,400	14,452

TOTAL	$4,257,147	16.14%	$7,750,696	$1,912,420

(7) The average capitalization for Class DS is $26,372,070.

Altis

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$38,399	0.30%	$78,148	$—
Energy	29,761	0.23%	62,289	—
Interest Rates	2,082,957	16.23%	2,136,654	2,020,724
Metals	18,105	0.14%	27,374	—
Stock Indices	98,914	0.77%	132,611	74,464
Currencies	106,821	0.83%	126,138	90,387

TOTAL	$2,374,957	18.50%	$2,563,214	$2,185,575

Transtrend

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,718	0.00%	$3,049	$97
Energy	903	0.00%	1,934	75
Interest Rates	121,987	0.29%	188,007	22,818
Metals	215	0.00%	569	—
Stock Indices	17,625	0.04%	28,794	1,749
Currencies	63	0.00%	176	4

TOTAL	$142,511	0.33%	$222,529	$24,743

Aspect

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$7,290	0.10%	$12,636	$2,255
Energy	4,462	0.06%	9,788	1,030
Interest Rates	1,127,037	15.67%	1,873,247	624,366
Metals	17,038	0.24%	20,984	14,523
Stock Indices	54,978	0.76%	73,794	36,543
Currencies	36,430	0.50%	44,997	21,720

TOTAL	$1,247,235	17.33%	$2,035,446	$700,437

Chesapeake

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$21,449	0.51%	$56,920	$3,339
Energy	1,699	0.04%	3,388	292
Interest Rates	907,113	21.39%	2,279,959	208,651
Metals	20,360	0.48%	50,218	5,272
Stock Indices	46,659	1.10%	118,657	10,067
Stock Futures	26,280	0.62%	64,729	6,245
Currencies	50,915	1.20%	124,267	13,084

TOTAL	$1,074,475	25.34%	$2,698,138	$246,950

Winton

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$7,161	0.67%	$8,678	$5,191
Energy	2,607	0.00%	4,350	1,300
Interest Rates	779,683	0.20%	890,137	701,258
Metals	8,304	0.00%	11,742	6,030
Stock Indices	39,189	0.01%	53,729	30,397
Currencies	42,984	0.01%	51,038	38,136

TOTAL	$879,928	0.89%	$1,019,674	$782,312

John Locke

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$33,342	0.40%	$62,746	$2,421
Energy	37,972	0.46%	77,712	6,359
Interest Rates	333,673	4.02%	409,916	279,802
Metals	29,775	0.36%	70,896	1,381
Stock Indices	117,420	1.41%	290,112	22,984
Currencies	129,635	1.57%	193,548	55,167

TOTAL	$681,817	8.22%	$1,104,930	$368,114

GSA

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,626	0.04%	$3,707	$1,646
Energy	2,073	0.03%	4,998	153
Interest Rates	1,517,030	23.60%	1,560,340	1,470,265
Metals	6,410	0.10%	10,233	4,253
Stock Indices	70,264	1.09%	79,077	60,897
Currencies	34,834	0.54%	51,028	2,614

TOTAL	$1,633,237	25.40%	$1,709,383	$1,539,828

AlphaSimplex

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$—	0.00%	$—	$—
Energy	—	0.00%	—	—
Interest Rates	321,527	5.32%	477,006	222,899
Metals	—	0.00%	—	—
Stock Indices	37,226	0.62%	51,031	30,245
Currencies	28,817	0.48%	48,551	9,131

TOTAL	$387,570	6.42%	$576,588	$262,275

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

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisor can predict or control — have a material effect on the performance of any managed futures strategy of the Portfolio Funds.

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

Changes in Trading Strategy

The trading advisor may make material changes in their trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing the Portfolio Funds’ trading advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$490,879	477,602	$1.0278
Feb-08	765,834	735,248	1.0416
Mar-08	2,265,597	1,968,714	1.1508
Apr-08	9,401,839	8,361,650	1.1243
May-08	1,921,834	1,718,532	1.1183
Jun-08	5,368,433	4,629,157	1.1597
Jul-08	7,312,229	6,011,369	1.2164

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$9,676,279	9,070,378	$1.0668
Feb-08	10,615,351	9,826,299	1.0803
Mar-08	13,574,098	11,381,937	1.1926
Apr-08	59,470,138	51,082,407	1.1642
May-08	28,399,000	24,545,376	1.1570
Jun-08	33,020,433	27,544,572	1.1988
Jul-08	24,702,976	19,661,713	1.2564

CLASS DI

	Subscription
	Amount	Units	NAV (1)
Jan-08	—	—	$1.0356
Feb-08	11,999	11,419	1.0508
Mar-08	—	—	1.1624
Apr-08	899,999	791,487	1.1371
May-08	12,100,000	10,685,270	1.1324
Jun-08	3,853,340	3,277,206	1.1758
Jul-08	5,005,971	4,054,074	1.2348

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	—	—	$1.1603
Feb-08	—	—	1.1774
Mar-08	1,270,999	975,814	1.3025
Apr-08	974,999	765,246	1.2741
May-08	11,777,257	9,281,470	1.2689
Jun-08	—	—	1.3175
Jul-08	—	—	1.3836

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$175,293	162,972	$1.0756
Feb-08	15,517,918	14,230,094	1.0905
Mar-08	2,540,369	2,107,841	1.2052
Apr-08	12,073,337	10,249,883	1.1779
May-08	921,474	786,308	1.1719
Jun-08	2,655,553	2,184,381	1.2157
Jul-08	3,975,738	3,116,759	1.2756

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

ML SYSTEMATIC MOMENTUM LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)