Form 10-Q
period 2008-09-30
ML Systematic Momentum FuturesAccess LLC
filed 2008-11-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

ML SYSTEMATIC MOMENTUM LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	Septmber 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)

ASSETS:
Cash	$—	$94,318
Investments in Portfolio Funds (cost $469,700,927 for 2008 and $106,513,819 for 2007)	489,869,695	121,063,894
Deferred initial offering costs	—	33,750
Receivable from Portfolio Funds	11,779,179	34,775
TOTAL ASSETS	$501,648,874	$121,226,737

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Sponsor fee payable	$793,053	$177,810
Redemptions payable	8,641,189	505,214
Other	706,222	319,636
Total liabilities	10,140,464	1,002,660

MEMBERS’ CAPITAL:
Members’ Interest (423,068,981 and 111,518,320 Units outstanding, unlimited Units authorized)	491,508,410	120,224,077
Total members’ capital	491,508,410	120,224,077

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$501,648,874	$121,226,737

NET ASSET VALUE PER UNIT (NOTE 4)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC
(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the period April 2, 2007 (commencement of operations) to September 30, 2007
TRADING PROFIT (LOSS):

Realized	$6,377,938	$(536,706)	$6,436,969	$(439,742)
Change in unrealized	(36,016,486)	(1,792,976)	5,618,693	7,843,209

Total trading profit (loss)	(29,638,548)	(2,329,682)	12,055,662	7,403,467

INVESTMENT INCOME:
Interest	9,056	1,872	86,587	1,872

EXPENSES:
Sponsor fee	2,025,866	82,997	4,088,396	83,772
Other	241,515	116,490	787,105	216,857

Total expenses	2,267,381	199,487	4,875,501	300,629

NET INVESTMENT INCOME (LOSS)	(2,258,325)	(197,615)	(4,788,914)	(298,757)

NET INCOME (LOSS)	$(31,896,873)	$(2,527,297)	$7,266,748	$7,104,710

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A**	31,239,094	1,489,258	18,229,165	1,489,258
Class C*	240,431,660	11,964,237	158,206,339	9,060,901
Class D	27,925,749	67,175,929	23,190,809	73,587,964
Class D1***	27,846,118	5,000,000	15,617,620	5,000,000
Class I*	47,421,103	1,182,166	37,864,668	889,421

Net income (loss) per weighted average Unit
Class A**	$(0.0799)	$0.1147	$(0.0129)	0.1147
Class C*	$(0.0827)	$0.0718	$0.0184	$0.0965
Class D	$(0.0997)	$(0.0525)	$0.0924	$0.0827
Class D1***	$(0.0782)	$(0.0263)	$0.0118	$(0.0263)
Class I*	$(0.0959)	$0.0862	$0.0596	$0.1151

* Units Issued on June 1, 2007.

** Units Issued on July 1, 2007.

*** Class D1 was previously known as Class D-SD and issued on July 1, 2007.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and for the
period April 2, 2007 (commencement of operations) to September 30, 2007
(unaudited)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital September 30, 2007	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital September 30, 2008

Class A**	—	3,546,537	(24,375)	3,522,162	5,078,646	34,024,260	(3,853,230)	35,249,676
Class C*	—	23,615,450	(168,741)	23,446,709	69,888,701	242,361,701	(28,265,360)	283,985,042
Class D	80,000,000	6,157,415	(48,921,446)	37,235,969	16,803,705	13,750,728	(5,360,215)	25,194,218
Class D1***	—	5,000,000	—	5,000,000	4,990,154	26,552,358	—	31,542,512
Class I*	—	2,444,308	—	2,444,308	14,757,114	36,754,895	(4,414,476)	47,097,533
Total Members’ Units	80,000,000	40,763,710	(49,114,562)	71,649,148	111,518,320	353,443,942	(41,893,281)	423,068,981

* Units Issued on June 1, 2007.

** Units Issued on July 1, 2007.

*** Class D1 was previously known as Class D-SD and issued on July 1, 2007.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and for the
period April 2, 2007 (commencement of operations) to September 30, 2007
(unaudited)

	Initial Offering	Subscriptions	Redemptions	Net Income (loss)	Members’ Capital September 30, 2007	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (loss)	Members’ Capital September 30, 2008

Class A**	$—	$3,268,035	$(22,157)	$170,804	$3,416,682	$5,217,419	$38,892,082	$(4,326,897)	$(235,263)	$39,547,341
Class C*	—	22,962,591	(169,147)	874,274	23,667,718	74,531,573	282,546,201	(31,763,063)	2,917,517	328,232,228
Class D	80,000,000	6,899,999	(52,390,960)	6,088,553	40,597,592	19,442,860	17,492,760	(6,867,030)	2,143,454	32,212,044
Class D1***	—	5,000,000	—	(131,303)	4,868,697	5,165,016	30,709,170	—	183,922	36,058,108
Class I*	—	2,376,523	—	102,382	2,478,905	15,867,209	42,489,527	(5,155,165)	2,257,118	55,458,689
Total Members’ Interest	$80,000,000	$40,507,148	$(52,582,264)	$7,104,710	$75,029,594	$120,224,077	$412,129,740	$(48,112,155)	$7,266,748	$491,508,410

* Units Issued on June 1, 2007.

** Units Issued on July 1, 2007.

*** Class D1 was previously known as Class D-SD and issued on July 1, 2007.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and for the period April 2, 2007 (commencement of operations) to September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.     INVESTMENTS IN UNDERLYING FUNDS

The eight funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of September 30, 2008 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML GSA FuturesAccess LLC (“GSA”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”)  and ML Winton FuturesAccess LLC (“Winton”).  MLAI, in its discretion may, change the Portfolio Funds at any time. MLAI, also at its discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At September 30, 2008, Investments in Portfolio Funds at fair value are as follows:

	Fair Value	Percentage of Members’ Capital

Altis	$68,162,742	13.87%
Transtrend	78,898,175	16.05%
Aspect	51,368,056	10.45%
Chesapeake	45,655,391	9.29%
Winton	75,398,185	15.34%
John Locke	72,799,694	14.81%
GSA	61,558,290	12.52%
Blue Trend*	36,029,162	7.33%

Total Investments in Portfolio Funds at Fair Value (Cost $469,700,927)	$489,869,695	99.66%

* Blue Trend began it’s operation on September 1, 2008

At December 31, 2007, Investments in Portfolio Funds at fair value are as follows:

	Fair Value	Percentage of Members’ Capital

Altis	$18,378,819	15.29%
Transtrend	17,927,148	14.91%
Aspect	18,235,954	15.17%
Chesapeake	18,829,228	15.66%
Winton	17,829,738	14.83%
John Locke	14,914,443	12.41%
GSA	14,948,564	12.43%

Total Investments in Portfolio Funds at Fair Value (Cost $106,513,819)	$121,063,894	100.70%

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

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

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds	$489,869,695	N/A	$489,869,695	N/A

4.     NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by MLAI.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$39,549,935	$39,547,341	35,249,676	$1.1220	$1.1219
Class C	328,269,504	328,232,228	283,985,042	1.1559	1.1558
Class D	32,274,336	32,212,044	25,194,218	1.2810	1.2785
Class D1	36,060,894	36,058,108	31,542,512	1.1432	1.1432
Class I	55,468,697	55,458,689	47,097,533	1.1777	1.1775
	$491,623,366	$491,508,410	423,068,981

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$5,219,799	$5,217,419	5,078,646	$1.0278	$1.0273
Class C	74,560,703	74,531,573	69,888,701	1.0668	1.0664
Class D	19,497,806	19,442,860	16,803,705	1.1603	1.1571
Class D1	5,167,584	5,165,016	4,990,154	1.0356	1.0350
Class I	15,872,806	15,867,209	14,757,114	1.0756	1.0752
	$120,318,698	$120,224,077	111,518,320

5.     MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  Additionally, the Fund invests in other commodity funds with similar market risk as mentioned below.  The following summarizes some of those risks.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9588	$0.9090	$0.9705
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.0432	$0.9993	$0.9467	$1.0099
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.0444	$1.0017	$0.9500	$1.0146
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777

Class D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	August	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9600	$0.9113	$0.9741
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432

Performance Summary

January 1, 2008 to September 30, 2008

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

The Fund gained 4.80% in June and is up 17.77 % year to date. In comparison, the Newedge CTA index gained 2.0% for the month, and is up 8.3% for the year. The Portfolio Funds made money through long positions in commodities and short equities positions. Longer term Portfolio Funds tended to have higher commodity and equity exposure than their shorter term peers. Short term managers meanwhile were caught out by choppiness in currencies and rates. Altis was the top performer in the vertical with a gain of 13.5%, benefiting from its higher commodity exposure and higher leverage than other managers. Meanwhile, GSA, a short term manager, fell - 1.6% as some of its relative value trades underperformed.

July 1, 2008 to September 30, 2008

The Fund is a fund of funds investing in eight separate Portfolio Funds which are domiciled at Merrill Lynch FuturesAccess Program. The Fund posted a loss for the quarter.

The Portfolio Funds posted losses at the beginning of the quarter as bullish trends in commodities dramatically reversed. The Portfolio Funds came into the month of July with long positions in most of the commodity markets. After having made most of their year-to-date gains in commodities, the Portfolio Funds had the largest losses in these markets. Goldman Sachs Commodity Index was down for the month, as well as the Energy sub-index and the correction was particularly severe in Natural Gas Index which was also down.

The Portfolio Funds had a second month of poor performance in August. There were two major trends that caused the Portfolio Funds to lose money. The first was the strengthening in the U.S. dollar, following a long period of declines against most major currencies. Typically, the Portfolio Funds will be short on the U.S. dollar positions which caused losses to be posted in the middle of the quarter. The second trend was the continued decline in commodities, following the dramatic reversal from July.

The Portfolio Funds posted gains at the end of the quarter. September witnessed an extended weakness in financial markets that was manifested in a sharp sell-off in global equities and commodities, including energies, grains, and industrial metals. Bond yields fell moderately, while the U.S. dollar continued its upward move against other major currencies. The Portfolio Funds performance exhibited a fair amount of variance which was a function of the time frame of the underlying strategy. Medium-term trend followers, who form the bulk of Systematic Momentum, did quite well as they were correctly positioned for the market moves. Altis and Transtrend were the best performers respectively. BlueTrend, a medium-term trend follower added to the portfolio on September 1, had an impressive debut. Performance of long-term followers were less impressive as they tended to maintain long positions in commodities which detracted from performance. Long term managers also continued to favor weakness of the U.S. dollar and more neutral stances on equities than their medium-term counterparts.

April 1, 2007 to September 30, 2007

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2008 and for the period ended September 30, 2007.

Altis Class DS (1)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$626,283	1.51%	$1,458,996	$54,072
Energy	612,819	1.47%	1,866,010	12,279
Interest Rates	4,877,108	11.72%	9,327,165	189,485
Metals	434,400	1.04%	1,102,077	77,059
Stock Indices	586,752	1.41%	2,257,511	37,656
Currencies	745,373	1.79%	3,171,565	49,042

TOTAL	$7,882,735	18.94%	$19,183,324	$419,593

(1)The average capitalization for Class DS is $41,597,215.

Transtrend Class DS (2)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,372	0.46%	$611,794	$9,653
Energy	318,020	0.75%	903,111	6,302
Interest Rates	3,223,854	7.62%	4,817,628	1,124,248
Metals	151,163	0.36%	385,465	5,586
Stock Indices	296,259	0.70%	587,895	33,200
Currencies	880,748	2.08%	1,979,632	31,374

TOTAL	$5,065,416	11.97%	$9,285,525	$1,210,363

(2) The average capitalization for Class DS is $42,325,524.

Aspect Class DS (3)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$147,425	0.38%	$578,645	$26,389
Energy	241,392	0.63%	798,988	39,490
Interest Rates	3,577,155	9.32%	7,499,164	1,462,844
Metals	97,425	0.25%	366,936	25,073
Stock Indices	305,568	0.80%	941,736	66,942
Currencies	551,241	1.44%	1,619,743	72,560

TOTAL	$4,920,206	12.82%	$11,805,212	$1,693,298

(3) The average capitalization for Class DS is $38,382,377.

Chesapeake Class DS (4)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$417,991	1.10%	$899,332	$30,339
Energy	353,063	0.93%	674,311	85,971
Interest Rates	3,211,342	8.46%	4,290,090	1,541,194
Metals	180,414	0.48%	376,232	13,636
Stock Futures	83,947	0.22%	157,913	14,811
Currencies	596,682	1.57%	1,295,092	29,240

TOTAL	$4,843,439	12.76%	$7,692,970	$1,715,191

(4) The average capitalization for Class DS is $37,962,083.

Winton Class DS (5)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$185,768	0.44%	$365,847	$13,191
Energy	201,166	0.48%	419,274	44,824
Interest Rates	2,498,370	5.96%	3,867,029	1,715,436
Metals	124,834	0.30%	241,005	1,591
Stock Indices	319,692	0.76%	1,029,005	9,284
Currencies	562,310	1.34%	1,006,414	111,600

TOTAL	$3,892,140	9.28%	$6,928,574	$1,895,926

(5) The average capitalization for Class DS is $41,933,983.

John Locke Class DS (6)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$83,748	0.23%	$264,554	$3,386
Energy	107,236	0.29%	368,725	9,148
Interest Rates	2,627,259	7.21%	4,922,791	769,897
Metals	83,818	0.23%	221,857	24,169
Stock Indices	68,490	0.19%	261,571	9,144
Currencies	331,685	0.91%	588,857	34,661

TOTAL	$3,302,236	9.06%	$6,628,355	$850,405

(6) The average capitalization for Class DS is $36,454,310.

GSA Class DS (7)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$125,363	0.36%	$432,959	$2,042
Energy	58,995	0.17%	144,115	73
Interest Rates	4,149,871	11.86%	6,162,630	1,861,503
Metals	51,733	0.15%	155,802	1,862
Stock Indices	948,390	2.71%	4,930,657	32,488
Currencies	470,934	1.35%	1,465,722	14,452

TOTAL	$5,805,286	16.60%	$13,291,885	$1,912,420

(7) The average capitalization for Class DS is $34,985,019.

Blue Trend Class DS (8)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$12,073	0.03%	$12,073	$12,073
Energy	23,984	0.07%	23,984	23,984
Interest Rates	1,854,518	5.15%	1,854,518	1,854,518
Metals	24,924	0.07%	24,924	24,924
Stock Indices	193,271	0.54%	193,271	193,271
Currencies	35,515	0.10%	35,515	35,515

TOTAL	$2,144,285	5.96%	$2,144,285	$2,144,285

(8) The average capitalization for Class DS is $36,029,745.

Altis Class DS (1)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$130,032	0.99%	$368,402	$—
Energy	121,456	0.92%	317,058	—
Interest Rates	1,678,509	12.78%	2,136,654	1,107,918
Metals	102,291	0.78%	379,314	—
Stock Indices	112,472	0.86%	229,182	55,183
Currencies	160,831	1.22%	353,618	77,237

TOTAL	$2,305,591	17.55%	$3,784,228	$1,240,338

(1) Average capitalization for class DS is $13,980,880.

Transtrend Class DS (2)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$38,403	0.05%	$169,048	$298
Energy	123,199	0.17%	688,910	746
Interest Rates	840,133	1.14%	1,823,238	226,365
Metals	62,622	0.08%	192,407	—
Stock Indices	212,650	0.29%	486,090	10,868
Currencies	254,072	0.34%	941,388	11,957

TOTAL	$1,531,079	2.07%	$4,301,081	$250,234

(2) Average capitalization for class DS is $13,708,296.

Aspect Class DS (3)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$14,780	0.15%	$90,012	$2,209
Energy	26,304	0.27%	191,347	670
Interest Rates	679,753	6.95%	1,780,786	599,724
Metals	28,742	0.29%	136,218	13,807
Stock Indices	35,164	0.36%	100,371	4,842
Currencies	63,442	0.65%	361,170	21,015

TOTAL	$848,185	8.67%	$2,659,904	$642,267

(3) Average capitalization for class DS is $14,351,511.

Chesapeake Class DS (4)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$50,812	0.58%	$101,678	$3,990
Energy	22,862	0.26%	75,512	349
Interest Rates	1,461,213	16.69%	2,756,439	249,354
Metals	26,069	0.30%	60,014	6,300
Stock Indices	65,524	0.75%	141,804	12,031
Stock Futures	39,801	0.45%	77,356	7,463
Currencies	78,054	0.89%	148,997	8,129

TOTAL	$1,744,335	19.92%	$3,361,800	$287,616

(4) Average capitalization for class DS is $14,252,644.

Winton Class DS (5)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$15,634	0.15%	$28,898	$5,328
Energy	14,200	0.00%	31,453	1,334
Interest Rates	732,314	0.16%	913,665	616,883
Metals	10,472	0.00%	20,066	5,294
Stock Indices	38,216	0.01%	57,522	13,237
Currencies	81,293	0.02%	135,273	39,173

TOTAL	$892,129	0.34%	$1,186,877	$681,249

(5) Average capitalization for class DS is $14,329,688.

John Locke Class DS(6)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$24,955	0.28%	$62,746	$1,134
Energy	35,150	0.39%	77,712	6,359
Interest Rates	490,273	5.48%	837,912	279,802
Metals	25,881	0.29%	70,896	1,381
Stock Indices	77,638	0.87%	290,112	12,552
Currencies	122,324	1.36%	241,873	23,203

TOTAL	$776,221	8.67%	$1,581,251	$324,431

(6) Average capitalization for class DS is $9,945,177.

GSA Class DS (7)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,842	0.02%	$3,707	$264
Energy	1,686	0.02%	4,998	112
Interest Rates	1,457,850	19.54%	1,680,785	1,172,265
Metals	3,685	0.05%	10,233	901
Stock Indices	65,390	0.88%	79,077	42,441
Currencies	33,516	0.45%	51,028	2,614

TOTAL	$1,563,969	20.96%	$1,829,828	$1,218,597

(7) Average capitalization for class DS is $8,868,926.

AlphaSimplex Class DS (8)*

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Interest Rates	$178,278	3.88%	$477,006	$2,002
Metals	—	0.00%	—	—
Stock Indices	19,300	0.42%	51,031	—
Currencies	21,331	0.46%	48,551	4,816

TOTAL	$218,909	4.76%	$576,588	$6,818

(8) Average capitalization for class DS is $3,506,843.

Alpha Simplex was liquidated as of December 31, 2007.

*Class DS was previously known as class D-SM or class D within each respective underlying fund.

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

Forward Trading

The Portfolio Funds may trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisors have not agreed to limit the amount of additional equity which they may manage.

Trading Advisor Risk

The Portfolio Funds are subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategy

The trading advisors may make material changes in their trading strategies without the knowledge of MLAI.

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

Trading on Non-U.S. Exchanges

A trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  A Portfolio Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$490,879	477,602	$1.0278
Feb-08	765,834	735,248	1.0416
Mar-08	2,265,597	1,968,714	1.1508
Apr-08	9,401,839	8,361,650	1.1243
May-08	1,921,834	1,718,532	1.1183
Jun-08	5,368,433	4,629,157	1.1597
Jul-08	7,312,229	6,011,369	1.2164
Aug-08	6,108,039	5,374,902	1.1364
Sep-08	5,257,398	4,747,086	1.1075
Oct-08	3,535,993	3,151,509	1.1220

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$9,676,279	9,070,378	$1.0668
Feb-08	10,615,351	9,826,299	1.0803
Mar-08	13,574,098	11,381,937	1.1926
Apr-08	59,470,138	51,082,407	1.1642
May-08	28,399,000	24,545,376	1.1570
Jun-08	33,020,433	27,544,572	1.1988
Jul-08	24,702,976	19,661,713	1.2564
Aug-08	44,522,346	37,965,674	1.1727
Sep-08	58,565,580	51,283,345	1.1420
Oct-08	24,917,384	21,556,695	1.1559

CLASS D1

	Subscription
	Amount	Units	NAV (1)

Jan-08	—	—	$1.0356
Feb-08	11,999	11,419	1.0508
Mar-08	—	—	1.1624
Apr-08	899,999	791,487	1.1371
May-08	12,100,000	10,685,270	1.1324
Jun-08	3,853,340	3,277,206	1.1758
Jul-08	5,005,971	4,054,074	1.2348
Aug-08	5,055,000	4,376,623	1.1550
Sep-08	3,782,861	3,356,279	1.1271
Oct-08	242,090	211,765	1.1432

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	—	—	$1.1603
Feb-08	—	—	1.1774
Mar-08	1,270,999	975,814	1.3025
Apr-08	974,999	765,246	1.2741
May-08	11,777,257	9,281,470	1.2689
Jun-08	—	—	1.3175
Jul-08	—	—	1.3836
Aug-08	994,999	768,814	1.2942
Sep-08	2,474,506	1,959,384	1.2629
Oct-08	6,343,408	4,951,919	1.2810

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$175,293	162,972	$1.0756
Feb-08	15,517,918	14,230,094	1.0905
Mar-08	2,540,369	2,107,841	1.2052
Apr-08	12,073,337	10,249,883	1.1779
May-08	921,474	786,308	1.1719
Jun-08	2,655,553	2,184,381	1.2157
Jul-08	3,975,738	3,116,759	1.2756
Aug-08	3,116,252	2,614,305	1.1920
Sep-08	1,513,593	1,302,352	1.1622
Oct-08	796,921	676,676	1.1777

(1) Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.            Defaults Upon Senior Securities

                       None.

Item 4.            Submission of Matters to a Vote of Security Holders

                       None.

Item 5.            Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML SYSTEMATIC MOMENTUM LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)