Form 10-K
period 2008-12-31
ML Systematic Momentum FuturesAccess LLC
filed 2009-03-31
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of  “large accelerated filer”,  “accelerated filer” and “smaller reporting company “ in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐   No ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As January 31, 2009 units of limited liability company interest with a Net Asset Value of $699,140,137 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2008 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced activities on April 2, 2007. The Fund operates as a “fund of funds” allocating and reallocating its capital under the direction of Merrill Lynch Alternate Investments LLC (“MLAI”), the sponsor and manager of the Fund among seven underlying Futures Access Funds (each a “Portfolio Fund,” and collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit for all other purposes) as of the beginning of each calendar month.

MLAI is the sponsor and the manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the  commodity broker, of the Portfolio Funds. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

As of December 31, 2008, the Net Asset Value of the Fund for all other purposes was $678,802,460 and the Net Asset Value per Unit for all other purposes, was $1.2561 for Class A, $1.2909 for Class C, $1.4396 for Class D, $1.3199 for Class I, $1.2848 for Class D1 and $1.0282 for Class DA. The Net Asset Value and the Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $678,698,088 and $1.2561 for Class A, $1.2908 for Class C, $1.4379 for Class D, $1.3197 for Class I, $1.2847 for Class D1 and $1.0282 for Class DA.

The highest month-end Net Asset Value per Unit for all other purposes for  Class A since the Fund began operations was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007.) The highest month-end Net Asset Value per Unit for all other purposes for Class C since the Fund began operations was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D since the Fund began operations was $1.4396 (December 31, 2008) and the lowest was $1.0000 (April 2, 2007).The highest month-end Net Asset Value per Unit for all other purposes for Class I since the Fund began Operations was $1.3199 (December 31, 2008) and the lowest was $0.9500 (August 31, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class D1 since the Fund began operations was $1.2848 (December 31, 2008) and the lowest was $0.9113 (August 31, 2007) .  The highest month-end Net Asset Value per Unit for all other purposes for Class DA since the Fund began Operations was $1.0282 December 31, 2008 And the lowest was $1.0000 (December 1, 2008)

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Fund may invest in seven separate funds which trade in the futures and forward markets with the objective of achieving substantial capital appreciation.

The Portfolio Funds in which the Fund may invest in as of December 31, 2008 are: ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Altis FuturesAccess LLC (“Altis”), ML Winton FuturesAccess LLC (“Winton”), ML Aspect FuturesAccess LLC (“Aspect”), ML John Locke FuturesAccess LLC (“John Locke”),  ML GSA FuturesAccess LLC (“GSA”) and ML BlueTrend Futures (“BlueTrend”). MLAI, the Sponsor of the Fund, may in its discretion, change the Portfolio Funds at any time. MLAI, also at it discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

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

 The Portfolio Funds’ commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Portfolio Funds have no policy restricting its relative commitment to any of these different types of markets.

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

Cash Assets

Each Portfolio Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Portfolio Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions of the Portfolio Funds).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of each Portfolio Funds’ cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Portfolio Funds’ account on a daily basis; the Portfolio Funds’ cash balance in foreign currencies derived from their trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Portfolio Funds do not earn interest income on the Portfolio Funds’ gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Portfolio Funds’ U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch — net of the interest credits paid to the Portfolio Funds and the fee paid to the offset banks — from the offset accounts have not exceeded 0.75% per annum of the Portfolio Funds’ average daily U.S. dollar Available Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Sponsor Fees paid by the Portfolio Funds to MLPF&S and MLAI, respectively.

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

 Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007.

	2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$632,387	0.18%	$504,521	0.60%
Sponsor fees	6,953,728	1.97%	485,354	0.58%
Total	$7,586,115	2.15%	$989,875	1.18%

(1) Not annualized and do not reflect the proportionate share of expenses of the Portfolio Funds.

The foregoing table does not reflect the bid-ask spreads paid by the Portfolio Funds on their forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Portfolio Funds’ U.S. dollar assets maintained at MLPF&S.

 The Fund’s average month-end Net Asset Values for all other purposes during 2008 and 2007 equaled $352,254,725 and $83,843,527, respectively.

During 2008, the Fund earned $97,972 in interest income, or approximately .028% of the Fund’s average month-end Net Asset Values for all other purposes. During 2007, the Fund earned $3,827 in interest income, or approximately 0.005% of the Fund’s average month-end Net Asset Values for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Portfolio Funds’ U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125% of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month end redemptions, distributions, brokerage commissions, sponsor fees, management fees in each case as of the month of determination. Class D, D1 and DA do not pay a sponsor fee.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D, Class D1 and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C Units are not subject to any sales commission.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads	Bid—ask spreads Portfolio Funds on forwards and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Portfolio Funds’ currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLPF&S; Others	Brokerage Commissions	The aggregate brokerage commissions charges should equal approximately 0.50% per annum of each of the Portfolio Funds’ average month-end asset.

Portfolio Funds Advisors and MLAI	Management fees

A flat monthly charge of 0.1667 of 1% of the Portfolio Funds’ month-end assets (a 2% annual rate). MLAI receives certain percentage of the management fees paid by the Portfolio Funds’ from the advisors.

Portfolio Funds Advisors and MLAI	Annual Performance Fees	Portfolio Funds receive 20% to 25% of their new trading profits as performance fee. For Certain Portfolio Funds MLAI receives 25% of the 20% or 25% performance fee.

Regulation

MLAI, advisors of the Portfolio Funds, and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the Sunrise advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Partnership, its general partner (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Partnership, as well as require increased transparency as to the identity of the Partnership’s limited partners.

Forward Trading

The Portfolio Funds will trade in the forward markets in addition to trading in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in the forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisors have not agreed to limit the amount of additional equity which it may manage.

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

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the trading advisors from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisors to close out positions against which the market is moving.

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

Trading on Non-U.S. Exchanges

The trading advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency. The Portfolio Funds and consequently the Fund could incur substantial losses trading on foreign exchanges to which they would not have been subject had their trading advisors limited their trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Portfolio Funds will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Portfolio Funds Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Portfolio Funds’ are subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S. Portfolio Funds’ assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Portfolio Funds’ capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Portfolio Funds’ to miss significant profit opportunities. There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund and the Portfolio Funds do not use any physical properties in the conduct of their business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York, New York 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)           Holders:

As of December 31, 2008, there were 5,512 holders of Units .

(c)           Dividends:

Fund has not made and does not contemplate making any distributions on the Units.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Performance Graph

Not applicable.

(e)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$490,879	477,602	$1.0278
Feb-08	765,834	735,248	1.0416
Mar-08	2,265,597	1,968,714	1.1508
Apr-08	9,401,839	8,361,650	1.1243
May-08	1,921,834	1,718,532	1.1183
Jun-08	5,368,433	4,629,157	1.1597
Jul-08	7,312,229	6,011,369	1.2164
Aug-08	6,108,039	5,374,902	1.1364
Sep-08	5,257,398	4,747,086	1.1075
Oct-08	3,535,993	3,151,509	1.1220
Nov-08	3,127,759	2,649,072	1.1807
Dec-08	5,217,771	4,265,672	1.2232
Jan-09	3,599,510	2,865,624	1.2561
Feb-09	9,320,066	7,451,975	1.2473

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$9,676,279	9,070,378	$1.0668
Feb-08	10,615,351	9,826,299	1.0803
Mar-08	13,574,098	11,381,937	1.1926
Apr-08	59,470,138	51,082,407	1.1642
May-08	28,399,000	24,545,376	1.1570
Jun-08	33,020,433	27,544,572	1.1988
Jul-08	24,702,976	19,661,713	1.2564
Aug-08	44,522,346	37,965,674	1.1727
Sep-08	58,565,580	51,283,345	1.1420
Oct-08	24,917,384	21,556,695	1.1559
Nov-08	22,418,438	18,445,317	1.2154
Dec-08	20,191,581	16,049,265	1.2581
Jan-09	28,240,030	21,876,234	1.2909
Feb-09	54,268,072	42,199,527	1.2807

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$1.1603
Feb-08	—	—	1.1774
Mar-08	1,270,999	975,814	1.3025
Apr-08	974,999	765,246	1.2741
May-08	11,777,257	9,281,470	1.2689
Jun-08	—	—	1.3175
Jul-08	—	—	1.3836
Aug-08	994,999	768,814	1.2942
Sep-08	2,474,506	1,959,384	1.2629
Oct-08	6,343,408	4,951,919	1.2810
Nov-08	6,501,920	4,817,307	1.3497
Dec-08	—	—	1.4001
Jan-09	—	—	1.4396
Feb-09	—	—	1.4312

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$175,293	162,972	$1.0756
Feb-08	15,517,918	14,230,094	1.0905
Mar-08	2,540,369	2,107,841	1.2052
Apr-08	12,073,337	10,249,883	1.1779
May-08	921,474	786,308	1.1719
Jun-08	2,655,553	2,184,381	1.2157
Jul-08	3,975,738	3,116,759	1.2756
Aug-08	3,116,252	2,614,305	1.1920
Sep-08	1,513,593	1,302,352	1.1622
Oct-08	796,921	676,676	1.1777
Nov-08	2,987,786	2,410,088	1.2397
Dec-08	8,120,137	6,319,665	1.2848
Jan-09	5,655,080	4,284,476	1.3199
Feb-09	13,410,249	10,199,937	1.3110

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$1.0356
Feb-08	11,999	11,419	1.0508
Mar-08	—	—	1.1624
Apr-08	899,999	791,487	1.1371
May-08	12,100,000	10,685,270	1.1324
Jun-08	3,853,340	3,277,206	1.1758
Jul-08	5,005,971	4,054,074	1.2348
Aug-08	5,055,000	4,376,623	1.1550
Sep-08	3,782,861	3,356,279	1.1271
Oct-08	242,090	211,765	1.1432
Nov-08	—	—	1.2045
Dec-08	2,141,425	1,713,826	1.2495
Jan-09	—	—	1.2848
Feb-09	3,722,356	2,914,238	1.2773

CLASS DA

Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$—
Feb-08	—	—	—
Mar-08	—	—	—
Apr-08	—	—	—
May-08	—	—	—
Jun-08	—	—	—
Jul-08	—	—	—
Aug-08	—	—	—
Sep-08	—	—	—
Oct-08	—	—	—
Nov-08	—	—	—
Dec-08	56,445,187	56,445,187	1.0000
Jan-09	—	—	1.0282
Feb-09	—	—	1.0222

(1) Beginning of the month Net Asset Value for all other purposes

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2008	For the period April 2, 2007 (Commencement of operations) to December 31, 2007

Trading profit (loss)
Realized	$9,202,478	$(560,037)
Change in unrealized	71,910,257	14,550,075
Total trading profit (loss)	81,112,735	13,990,038

INVESTMENT INCOME:
Interest	97,972	3,827

EXPENSES:
Sponsor fees	6,953,728	485,354
Other	632,387	504,521
Total Expenses	7,586,115	989,875

NET INVESTMENT INCOME (LOSS)	(7,488,143)	(986,048)

NET INCOME (LOSS)	$73,624,592	$13,003,990

Balance Sheet Data	December 31, 2008	December 31, 2007

Members’ Capital	$678,698,088	$120,224,077
Net Asset Value per Class A Unit	1.2561	1.0273
Net Asset Value per Class C Unit	1.2908	1.0664
Net Asset Value per Class D Unit	1.4379	1.1571
Net Asset Value per Class I Unit	1.3197	1.0752
Net Asset Value per Class D1 Unit	1.2847	1.0350
Net Asset Value per Class DA Unit	1.0282	0

See notes to financial statements

For financial reporting purposes, in conformity with GAAP, the Fund amortizes initial offering costs payable to MLAI over twelve months for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2008, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$54,531,772	$54,529,667	43,411,942	$1.2561	$1.2561
Class C	409,679,565	409,646,343	317,357,227	1.2909	1.2908
Class D	50,209,935	50,152,681	34,878,314	1.4396	1.4379
Class I	70,217,871	70,208,485	53,200,108	1.3199	1.3197
Class D1	39,878,678	39,876,273	31,040,046	1.2848	1.2847
Class DA	54,284,639	54,284,639	52,795,442	1.0282	1.0282
	$678,802,460	$678,698,088	532,683,079

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$5,219,799	$5,217,419	5,078,646	$1.0278	$1.0273
Class C	74,560,703	74,531,573	69,888,701	1.0668	1.0664
Class D	19,497,806	19,442,860	16,803,705	1.1603	1.1571
Class I	15,872,806	15,867,209	14,757,114	1.0756	1.0752
Class D1	5,167,584	5,165,016	4,990,154	1.0356	1.0350
	$120,318,698	$120,224,077	111,518,320

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9588	$0.9090	$0.9705	$1.0272	$1.0093	$1.0278

2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220	$1.1807	$1.2232	$1.2561

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	$1.0432	$0.9993	$0.9467	$1.0099	$1.0680	$1.0486	$1.0668

2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559	$1.2154	$1.2581	$1.2909

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916	$1.1569	$1.1381	$1.1603

2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810	$1.3497	$1.4001	$1.4396

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	$1.0444	$1.0017	$0.9500	$1.0146	$1.0743	$1.0559	$1.0756

2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777	$1.2397	$1.2848	$1.3199

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9600	$0.9113	$0.9741	$1.0324	$1.0157	$1.0356

2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432	$1.2045	$1.2495	$1.2848

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.0282

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $55,751,001

Current Capitalization:   $54,531,772

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (9.10)%  (July-August 2007)

Net Asset Value per Unit for Class A, December 31, 2008:   $1.2561

Monthly Rates of Return (4)

Month	2008	2007
January	1.34%	—
February	10.48	—
March	(2.29)	—
April	(0.54)	—
May	3.70	—
June	4.89	—
July	(6.58)	-4.12%
August	(2.54)	(5.19)
September	1.31	6.76
October	5.23	5.85
November	3.60	(1.74)
December	2.69	1.83
Compound Annual Rate of Return	22.21%	2.78%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP 25.61%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $422,732,632

Current Capitalization:   $409,679,565

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (9.25)%  (July-August 2007)

Net Asset Value per Unit for Class C, December 31, 2008:   $1.2909

Monthly Rates of Return (4)

Month	2008	2007
January	1.27%	—
February	10.40	—
March	(2.38)	—
April	(0.62)	—
May	3.61	—
June	4.80	4.32%
July	(6.66)	(4.20)
August	(2.62)	(5.27)
September	1.22	6.67
October	5.15	5.76
November	3.51	(1.82)
December	2.61	1.74
Compound Annual Rate of Return	21.00%	6.68%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 29.08%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $129,073,565

Current Capitalization:   $50,209,935

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (8.87)%  (July-August 2007)

Net Asset Value per Unit for Class D, December 31, 2008:   $1.4396

Monthly Rates of Return (4)

Month	2008	2007
January	1.47%	—
February	10.63	—
March	(2.18)	—
April	(0.41)	3.43%
May	3.83	3.64
June	5.02	4.54
July	(6.46)	(4.00)
August	(2.42)	(5.07)
September	1.43	6.90
October	5.36	5.98
November	3.73	(1.62)
December	2.82	1.96
Compound Annual Rate of Return	24.06%	16.04%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 43.79%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $69,888,325

Current Capitalization:   $ 70,217,871

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (9.04)%  ( July-August 2007)

Net Asset Value per Unit for Class I, December 31, 2008:  $1.3199

Monthly Rates of Return (4)

Month	2008	2007
January	1.39%	—
February	10.52	—
March	(2.27)	—
April	(0.51)	—
May	3.74	—
June	4.93	4.44%
July	(6.55)	(4.09)
August	(2.50)	(5.16)
September	1.33	6.80
October	5.26	5.88
November	3.65	(1.71)
December	2.72	1.86
Compound Annual Rate of Return	22.71%	7.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 31.97%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $38,092,685

Current Capitalization:   $39,878,678

Worst Monthly Drawdown(2):  (6.46)% ( July 2008)

Worst Peak-to-Valley Drawdown(3):  (8.87)%  (July-August 2007)

Net Asset Value per Unit for Class D1, December 31, 2007:   $1.2848

Monthly Rates of Return (4)

Month	2008	2007
January	1.47%	—
February	10.62	—
March	(2.18)	—
April	(0.41)	—
May	3.83	—
June	5.02	—
July	(6.46)	(4.00)
August	(2.42)	(5.07)
September	1.43	6.90
October	5.36	5.98
November	3.74	(1.62)
December	2.83	1.96
Compound Annual Rate of Return	24.07%	3.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 28.47%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS DA UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2008

Aggregate Subscriptions:    $56,445,187

Current Capitalization:   $ 54,284,639

Worst Monthly Drawdown(2):  N/A

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class DA, December 31, 2008:  $1.0282

Monthly Rates of Return (4)

Month	2008
January	—
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	—
December	2.82%
Compound Annual Rate of Return	2.82%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2008 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2008 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 2.82%.

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

2008

The Fund posted profits for the year.

Profits were posted to the Fund for the first quarter. The Portfolio Funds had long positions in fixed income and precious metals, both of which benefited from fears of a United States recession, as well as sharp U.S. rate cuts. The continuing rally in grain markets was another source of profit for the Portfolio Funds. Losses came primarily from energy markets as oil prices weakened and natural gas rebounded. Going into February, commodities and fixed income are the two largest risk allocations for the Portfolio Funds as they continue to be long in most fixed income markets, while in commodities, they generally have long positions in grains, softs and precious metals, and shorts in livestock. Energy exposure has been cut back significantly after January’s losses. Profits continue to be posted to the Fund in the middle of the quarter due to returns earned in surging commodity markets. Grains and softs rallied strongly due to low inventories and positive forecasts of demand. Energy and metals climbed as these sectors are perceived as an inflation hedge. The other profitable trades included short currency positions against the U.S. dollar.  The Fund posted losses at the end of the quarter. The strong trends in commodity markets in February made a sharp reversal in March, hurting most funds in the vertical. The grains and precious metals sectors recorded particularly large reversals. The Portfolio Funds were able to participate more in the upward move in February than in the March reversal thereby preserving its gains for the first quarter. The Portfolio Funds were able to limit the damage in March by reducing leverage. Most managers scaled back positions in inverse proportion to rising volatility in commodity markets.

Profits were posted to the Fund for the second quarter. The Portfolio Funds made gains in their long energy positions at the beginning of the quarter, as oil and natural gas hit historic highs which were offset by losses from reversals in financial futures markets. Most of the Portfolio Funds came into April with short positions in the U.S. dollar, long positions in bonds and short positions in equities. However, markets experienced a relief rally in April as investors began to believe the  the credit crisis might be over. This caused the U.S. dollar to rebound, bonds to fall and equities to rise, thus hurting the Portfolio Funds performance. The Portfolio Funds with more energy exposure did better in the month, as well as the Portfolio Funds who had short positions in the financial futures were able to unwind their positions quickly. Profits continued to be posted to the Fund in the middle of the quarter. May was a month where energies jumped to record levels. Crude oil was up 13% and natural gas was up 6.6%, continuing trends from previous months. The primary drivers of performance for the Fund was in the commodities and energy sectors. Non-commodity markets were mixed as most of the Funds managed to be flat to positive in the financial markets overall. The second quarter ended with profits being posted to the Fund. The Portfolio Funds made money through long positions in commodities and short equities positions.

Losses were posted to the Fund at the beginning of the third quarter. The Portfolio Funds posted losses at the beginning of the quarter as bullish trends in commodities dramatically reversed. The Portfolio Funds came into the month of July with long positions in most of the commodity markets. After having made most of their year-to-date gains in commodities, the Portfolio Funds had the largest losses in these markets. Goldman Sachs Commodity Index was down for the month, as well as the Energy sub-index and the correction was particularly severe in Natural Gas Index which was also down. The Portfolio Funds had a second month of poor performance in August. There were two major trends that caused the Portfolio Funds to lose money. The first was the strengthening in the U.S. dollar, following a long period of declines against most major currencies. Typically, the Portfolio Funds will be short on the U.S. dollar positions which caused losses to be posted to the Fund in the middle of the quarter. The second trend was the continued decline in commodities, following the dramatic reversal from July. Profits were posted to the Fund at the end of the third quarter. September witnessed an extended weakness in financial markets that was manifested in a sharp sell-off in global equities and commodities, including energies, grains, and industrial metals. Bond yields fell moderately, while the U.S. dollar continued its upward move against other major currencies. The Portfolio Funds performance exhibited a fair amount of variance which was a function of the time frame of the underlying strategy. Medium-term trend followers who form the bulk of Systematic Momentum, did quite well as they were correctly positioned for the market moves.

Profits were posted to the Fund in the fourth quarter. October was a story of two months. The first half of the month was characterized by an acute panic in financial markets with global equities, commodities, and high yielding currencies dropping and dollar rising. The second half that started with the equity market rally on Monday October 13th was characterized by wild day to day volatility but kept most markets relatively range bound. Most Portfolio Funds generated sizable returns in the first half of the month and then succeeded to keep most of these gains. Altis, Bluetrend, and Transtrend were the best performers. All three benefited from bearish moves in commodities and equities and a strong U.S. dollar in the first half of the month. The majority of the losses came from GSA short term models going long Japanese and Hong Kong equities towards the beginning of the month anticipating a bounce in stock markets. Unfortunately, these models were caught in a significant market drop and experienced sizable losses. All other Portfolio Funds had a positive performance in October. Profits were posted to the Fund in November in lieu of a stormy month in the financial markets.  Most of the Portfolio Funds stayed away from volatile equity markets and instead benefited from long positions in global bonds as bonds rallied and short positions in commodities as commodities continued to decline. On average, fixed income was the best contributor to the performance, followed by commodities, and then currencies as a distant third place. The Fund posted profits at the end of the year. The largest gains were made in fixed income as the Portfolio Funds profited from long positions across the curve as yields continued to fall dramatically. Short positions in commodities, particularly energy, and long positions in the Euro versus the short British pound positions also proved profitable. Equity returns were flat on the month as risk in stocks was minimal.

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

(The Portfolio Funds and the Fund have no applicable off-balance sheet arrangements or contractual obligations and tabular disclosures of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market for the fiscal periods.

Altis Class DS (1)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$537,989	1.05%	$1,457,645	$54,072
Energy	484,425	0.95%	1,866,010	12,268
Interest Rates	5,445,032	10.64%	9,901,636	189,310
Metals	363,811	0.71%	1,102,077	76,849
Stock Indices	454,286	0.89%	2,255,421	17,466
Currencies	587,321	1.15%	3,175,386	60,466

TOTAL	$7,872,864	15.39%	$19,758,175	$410,431

(1) Average capitalization of Altis Class DS is $51,152,408.

Altis Class DS (1)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$175,713	1.26%	$485,895	$—
Energy	161,412	1.15%	494,674	—
Interest Rates	1,800,229	12.88%	3,182,159	1,107,918
Metals	110,296	0.79%	379,314	—
Stock Indices	134,091	0.96%	432,125	24,194
Currencies	216,373	1.55%	617,564	32,981

TOTAL	$2,598,114	18.59%	$5,591,731	$1,165,093

(1) Average capitalization of Altis Class D-SM is $13,980,880.

Transtrend Class DS (2)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$230,975	0.41%	$737,580	$11,638
Energy	361,749	0.65%	1,088,792	7,598
Interest Rates	4,203,179	7.55%	5,982,076	1,355,396
Metals	171,708	0.31%	464,718	6,735
Stock Indices	340,747	0.61%	708,767	93,824
Currencies	839,469	1.51%	2,386,648	28,161

TOTAL	$6,147,827	11.04%	$11,368,581	$1,503,352

(2) Average capitalization of Transtrend Class DS is $55,662,905.

Transtrend Class DS (2)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$134,302	0.98%	$381,539	$404
Energy	228,207	1.66%	935,201	1,012
Interest Rates	1,003,110	7.32%	2,468,174	307,293
Metals	106,957	0.78%	261,195	1,046
Stock Indices	289,208	2.11%	659,872	14,837
Currencies	366,538	2.67%	1,277,943	16,232

TOTAL	$2,128,322	15.52%	$5,983,924	$340,824

(2) Average capitalization of Transtrend Class DS is $13,708,296.

Aspect Class DS (3)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$148,700	0.34%	$714,478	$32,584
Energy	233,858	0.53%	986,545	34,838
Interest Rates	4,320,580	9.83%	9,259,536	1,806,236
Metals	100,382	0.23%	453,072	30,959
Stock Indices	286,373	0.65%	1,162,802	12,758
Currencies	519,459	1.18%	1,999,966	21,707

TOTAL	$5,609,352	12.76%	$14,576,399	$1,939,082

(3) Average Capitalization of Aspect Class DS is $43,969,426.

Aspect Class DS (3)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$55,976	0.39%	$185,649	$2,962
Energy	104,385	0.73%	387,662	898
Interest Rates	1,385,196	9.65%	2,387,159	803,935
Metals	46,038	0.32%	182,601	1,318
Stock Indices	74,630	0.52%	134,548	6,491
Currencies	168,487	1.17%	485,517	28,531

TOTAL	$1,834,712	12.78%	$3,763,136	$844,135

(3) Average Capitalization of Aspect Class DS is $14,351,511.

Chesapeake Class DS (4)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$424,562	0.97%	$1,109,107	$37,416
Energy	326,563	0.75%	831,598	—
Interest Rates	3,795,627	8.70%	5,290,783	1,900,688
Metals	177,554	0.41%	463,991	16,817
Stock Indices	—	0.00%	—	—
Stock Futures	77,646	0.18%	194,747	—
Currencies	563,387	1.29%	1,593,178	8,064

TOTAL	$5,365,339	12.30%	$9,483,404	$1,962,985

(4) Average capitalization of Chesapeake Class DS is $43,646,766.

                                      (4)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$87,625	0.61%	$141,578	$5,556
Energy	59,450	0.42%	125,728	486
Interest Rates	1,985,662	13.93%	3,838,109	347,204
Metals	31,412	0.22%	83,565	8,772
Stock Indices	74,778	0.52%	197,450	—
Stock Futures	59,815	0.42%	107,712	10,392
Currencies	165,188	1.15%	291,437	11,320

TOTAL	$2,463,930	17.27%	$4,785,579	$383,730

(4) Average capitalization of Chesapeake Class DS is $14,252,644.

Winton Class DS (5)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$214,796	0.39%	$519,675	$18,738
Energy	225,550	0.41%	595,566	25,326
Interest Rates	3,710,683	6.73%	5,492,995	2,436,724
Metals	142,340	0.26%	342,340	2,260
Stock Indices	357,042	0.65%	1,461,669	13,188
Currencies	633,040	1.15%	1,425,678	48,123

TOTAL	$5,283,451	9.59%	$9,837,923	$2,544,359

(5) Average capitalization of Winton Class DS is $55,171,794.

Winton Class DS (5)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$26,018	0.18%	$53,438	$6,723
Energy	16,814	0.12%	39,688	1,683
Interest Rates	962,466	6.72%	1,152,865	778,385
Metals	17,798	0.12%	34,193	6,680
Stock Indices	56,528	0.39%	101,375	16,703
Currencies	122,966	0.86%	206,667	49,205

TOTAL	$1,202,590	8.39%	$1,588,226	$859,379

(5) Average capitalization of Winton Class DS is $14,329,688.

John Locke Class DS (6)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$81,008	0.16%	$264,554	$3,386
Energy	93,615	0.19%	368,725	9,148
Interest Rates	2,846,509	5.78%	4,922,791	769,897
Metals	72,635	0.15%	221,857	24,169
Stock Indices	79,826	0.16%	261,571	9,144
Currencies	302,614	0.61%	585,364	36,707

TOTAL	$3,476,207	7.05%	$6,624,862	$852,451

(6) Average capitalization of John Locke Class DS is $49,220,916.

John Locke Class DS (6)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$29,396	0.30%	$62,746	$1,134
Energy	38,993	0.39%	77,712	6,359
Interest Rates	504,853	5.08%	837,912	279,802
Metals	30,093	0.30%	70,896	1,381
Stock Indices	115,618	1.16%	290,112	12,552
Currencies	146,192	1.47%	241,874	23,203

TOTAL	$865,145	8.70%	$1,581,252	$324,431

(6) Average capitalization of John Locke Class DS is $9,945,177.

GSA Class DS (7)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$285,166	0.64%	$1,152,955	$2,042
Energy	202,513	0.46%	1,064,598	73
Interest Rates	3,436,052	7.75%	6,162,630	733,412
Metals	95,405	0.22%	383,155	1,862
Stock Indices	1,418,651	3.20%	4,930,657	32,488
Currencies	796,969	1.80%	3,194,233	15,376

TOTAL	$6,234,756	14.07%	$16,888,228	$785,253

(7) Average capitalization of GSA Class DS is $44,330,539

GSA Class DS (7)

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,895	0.02%	$3,707	$264
Energy	1,303	0.01%	4,998	1
Interest Rates	1,488,990	16.79%	1,680,785	1,172,265
Metals	2,900	0.03%	10,233	307
Stock Indices	63,062	0.71%	79,077	42,441
Currencies	28,796	0.32%	51,029	2,614

TOTAL	$1,586,946	17.88%	$1,829,829	$1,217,892

(7) Average capitalization of GSA Class DS is $8,868,926.

BlueTrend Class DS (8)

	December 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$9,193	0.02%	$12,073	$5,601
Energy	19,281	0.05%	23,984	15,292
Interest Rates	2,114,861	5.06%	2,819,418	1,731,202
Metals	12,429	0.03%	24,924	4,706
Stock Indices	81,211	0.19%	193,271	23,960
Currencies	23,859	0.06%	35,515	11,374

TOTAL	$2,260,834	5.41%	$3,109,185	$1,792,135

(8) Average capitalization of BlueTrend Class DS is $44,805,928

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the advisors have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the advisors with the market risk controls being applied by the advisors themselves.

Item 8:  Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Seven Quarters through December 31, 2008 (commencement of operations April 2, 2007)

	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2008	2008	2008	2008	2007	2007	2007
Total Income (Loss)	$69,068,458	$(29,629,492)	$28,127,418	$13,644,323	$6,588,526	$(2,327,810)	$9,733,149
Total Expenses	2,710,614	2,267,381	1,544,586	1,063,534	689,246	199,487	101,142
Net Income (Loss)	$66,357,844	$(31,896,873)	$26,582,832	$12,580,789	$5,899,280	$(2,527,297)	$9,632,007

Net Income (Loss) per weighted average Unit (a)	$0.1347	$(0.0851)	$0.1059	$0.0942	$0.0602	$(0.0291)	$0.1202

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

                                                            MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Funds’ internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act ) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Funds’ internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•                                          Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•                                          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•                              Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2008, the Fund’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

                                                Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

 The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton                            Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer, President, and Manager of MLAI. He also serves as the Chief Operating Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Operating Officer  of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as Chief Operating Officer of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He also is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is Vice President and Manager of MLAI. He also is a Managing Director within the MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

As of December 31, 2008, the principals of MLAI had no investment in the Fund.

MLAI acts as the sponsor, general partner or manager to  seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Apect FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum FuturesAccess II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                  Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its sponsor and manager.)

(b)                                 Security Ownership of Management:

As of December 31, 2008, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized of Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher thatn would have been obtained in arms-length negotiations”.

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

In 2008, the Fund expensed (i) Sponsor fees of $6,953,728 earned by MLAI.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2008 would be considered independent (based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accountant Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audits of the Fund’s financial statements as of and for the year ended December 31, 2008 and for the period ended December 31, 2007 were $93,000 and $93,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2008 and for the period ended December 31, 2007, related to the Fund.

(c)                                  Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2008  and for the period ended December 31, 2007 were $65,000 and $80,000, respectively.

(d)                                 All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2008 and the period ended December 31, 2007 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:

1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2008 and 2007	2

	Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007:	3

	Statement of Changes in Members’ Capital for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007:	4

	Financial Data Highlights for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007:	5

	Notes to Financial Statements	7

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement (File No. 0-52505) filed on December 20, 2007, on Form 10 under the Securities Exchange Act of 1934 (the Registrant’s Registration Statement).

3.02 3.02	Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

3.03 10.01	Selling Agreement by and among ML Systematic Momentum FuturesAccess LLC and Merrill Lynch Alternative Investments LLC

Exhibit 10.01:	Is incorporated hereby by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2009
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

/s/Justin C. Ferri	Vice President and Manager	March 31, 2009
Justin C. Ferri

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications