Form 10-Q
period 2009-03-31
ML Systematic Momentum FuturesAccess LLC
filed 2009-05-15
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 31, 2009, 585,145,408 units of membership were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS:

Cash	$161,855	$36,548
Investment in Portfolio Funds (Cost $672,719,900 at 2009 and $614,639,346 at 2008)	733,337,988	701,122,301
Receivable from Portfolio Fund	—	22,935

TOTAL ASSETS	$733,499,843	$701,181,784

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,111,381	$1,018,265
Redemptions payable	14,183,036	21,004,290
Ongoing offering costs payable	104,370	22,623
Other	256,912	438,518

Total liabilities	15,655,699	22,483,696

MEMBERS’ CAPITAL:
Members’ Interest (585,145,408 Units and 532,683,079 Units outstanding, unlimited Units authorized)	717,844,144	678,698,088
Total members’ capital	717,844,144	678,698,088

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$733,499,843	$701,181,784

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See accompanying notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
TRADING PROFIT (LOSS):

Realized	$735	$59,031
Change in unrealized, net	(25,864,866)	13,582,888

Total trading profit (loss)	(25,864,131)	13,641,919

INVESTMENT INCOME:
Interest	7,442	2,404

EXPENSES:
Sponsor fee	3,263,123	680,290
Other	177,687	383,244
Total expenses	3,440,810	1,063,534

NET INVESTMENT INCOME (LOSS)	(3,433,368)	(1,061,130)

NET INCOME (LOSS)	$(29,297,499)	$12,580,789

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A**	50,543,546	6,702,285
Class C*	354,696,908	79,722,721
Class D	32,607,973	17,128,976
Class I*	60,599,596	24,971,967
Class D1***	32,455,297	4,997,767
Class DA****	50,557,717	—

Net income (loss) per weighted average Unit
Class A**	$(0.0506)	$0.0812
Class C*	$(0.0538)	$0.0875
Class D	$(0.0458)	$0.1092
Class I*	$(0.0492)	$0.1076
Class D1***	$(0.0439)	$0.1014
Class DA****	$(0.0348)	$—

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See accompanying notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009
Class A**	5,078,646	3,181,564	(2,445,767)	5,814,443	43,411,942	12,354,829	(1,744,770)	54,022,001
Class C*	69,888,701	30,278,614	(21,178,778)	78,988,537	317,357,227	66,096,950	(22,206,229)	361,247,948
Class D	16,803,705	975,814	—	17,779,519	34,878,314	—	(5,511,010)	29,367,304
Class I*	14,757,114	16,500,907	(1,559,302)	29,698,719	53,200,108	13,155,387	(5,352,553)	61,002,942
Class D1***	4,990,154	11,419	—	5,001,573	31,040,046	2,914,238	(1,582,722)	32,371,562
Class DA****	—	—	—	—	52,795,442	—	(5,661,791)	47,133,651

Total Members’ Units	111,518,320	50,948,318	(25,183,847)	137,282,791	532,683,079	94,521,404	(42,059,075)	585,145,408

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See accompanying notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS  OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009
Class A**	$5,217,419	$3,522,310	$(2,750,049)	$544,267	$6,533,947	$54,529,667	$15,440,789	$(2,148,819)	$(2,555,650)	$65,265,987
Class C*	74,531,573	33,865,728	(23,457,663)	6,971,801	91,911,439	409,646,343	84,875,891	(28,065,108)	(19,083,152)	447,373,974
Class D	19,442,860	1,270,999	—	1,870,574	22,584,433	50,152,681	—	(7,900,412)	(1,494,918)	40,757,351
Class I*	15,867,209	18,233,580	(1,818,681)	2,687,322	34,969,430	70,208,485	17,289,573	(7,009,265)	(2,978,698)	77,510,095
Class D1***	5,165,016	11,999	—	506,825	5,683,840	39,876,273	3,722,356	(2,025,884)	(1,423,587)	40,149,158
Class DA****	—	—	—	—	—	54,284,639	—	(5,735,566)	(1,761,494)	46,787,579

Total Members’ Interest	$120,224,077	$56,904,616	$(28,026,393)	$12,580,789	$161,683,089	$678,698,088	$121,328,609	$(52,885,054)	$(29,297,499)	$717,844,144

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See accompanying notes to financial statements.

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

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

2.         INVESTMENTS IN UNDERLYING FUNDS

The eight funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of March 31, 2009 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML GSA FuturesAccess LLC (“GSA”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”)  and ML Winton FuturesAccess LLC (“Winton”).  MLAI, in its discretion may, change the Portfolio Funds at any time. MLAI, also at its discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At March 31, 2009 Investments in Portfolio Funds at fair value are as follows:

	Percentage of Members’ Capital	Fair Value
Chesapeake	10.43%	74,845,294
Transtrend	16.26%	116,717,552
Altis	13.38%	96,052,871
Winton	16.57%	118,946,176
Aspect	10.20%	73,241,921
John Locke	14.69%	105,470,230
BlueTrend	7.30%	52,407,932
GSA	13.33%	95,656,012
	102.16%	$733,337,988

Total Investments in Portfolio Funds at Fair Value (Cost $672,719,900)

At December 31, 2008, Investments in Portfolio Funds at fair value are as follows:

	Percentage of Members’ Capital	Fair Value
Chesapeake	10.43%	70,779,579
Transtrend	16.47%	111,765,499
Altis	13.77%	93,483,991
Winton	16.36%	111,014,511
Aspect	10.45%	70,896,651
John Locke	15.40%	104,525,135
BlueTrend	7.22%	48,989,192
GSA	13.21%	89,667,743
	103.31%	$701,122,301

Total Investments in Portfolio Funds at Fair Value (Cost $614,639,346)

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statement of Operations.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in other investment companies are valued using the net asset value reported by the investment company. These net asset values are the prices used to execute trades with these investment companies.  If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the NAV’s are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and March 31, 2009:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds

12/31/2008	$701,122,301	N/A	$701,122,301	N/A

03/31/2009	$733,337,988	N/A	$733,337,988	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital. The Fund invests only in other Portfolio Funds, it does not have any direct investments in derivative instruments.

4.         NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$65,268,089	$65,265,987	54,022,001	$1.2081	$1.2081
Class C	447,407,196	447,373,974	361,247,948	1.2385	1.2384
Class D	40,814,606	40,757,351	29,367,304	1.3898	1.3878
Class I	77,519,481	77,510,095	61,002,942	1.2708	1.2706
Class D1	40,151,563	40,149,158	32,371,562	1.2403	1.2403
Class DA	46,787,580	46,787,579	47,133,651	0.9927	0.9927
	$717,948,515	$717,844,144	585,145,408

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$54,531,772	$54,529,667	43,411,942	$1.2561	$1.2561
Class C	409,679,565	409,646,343	317,357,227	1.2909	1.2908
Class D	50,209,935	50,152,681	34,878,314	1.4396	1.4379
Class I	70,217,871	70,208,485	53,200,108	1.3199	1.3197
Class D1	39,878,678	39,876,273	31,040,046	1.2848	1.2847
Class DA	54,284,639	54,284,639	52,795,442	1.0282	1.0282
	$678,802,460	$678,698,088	$532,683,079

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

7.                           SUBSEQUENT EVENT

ML GSA FuturesAccess LLC is one of the Portfolio Funds in which the Fund, a FuturesAccess fund of funds, invests. As of April 30, 2009, approximately 13% of the capital of the Fund was allocated to GSA. However, the underlying manager of GSA has informed the Sponsor that it is discontinuing the strategy and will no longer act as the trading adviser for GSA. As a result, effective on or about May 31, 2009, GSA will be liquidated and Systematic Momentum will no longer invest in GSA. The Sponsor may reallocate the liquidation proceeds among other new or existing Portfolio Funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2008	$1.0416	$1.1508	$1.1243
2009	$1.2473	$1.2484	$1.2081

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2008	$1.0803	$1.1926	$1.1642
2009	$1.2807	$1.2808	$1.2385

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2008	$1.1774	$1.3025	$1.2741
2009	$1.4312	$1.4343	$1.3898

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2008	$1.0905	$1.2052	$1.1779
2009	$1.3110	$1.3126	$1.2708

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.
2008	$1.0508	$1.1624	$1.1371
2009	$1.2773	$1.2800	$1.2403

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.
2008	N/A	N/A	N/A
2009	$1.0222	$1.0244	$0.9927

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Funds and (ii) Cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Fund capital increased 5.77% from $678,698,088 to $717,844,144.  This increase was attributable to the net loss from operations of $29,297,499, coupled with the redemption of 42,059,075 Redeemable Units of Limited Fund Interest resulting in an outflow of $52,885,054.  The cash outflow was offset with cash inflow of $121,328,609 due to subscription of 94,521,404 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statement of Operations.

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For information on the Fund’s valuation policies, see Note 3. Fair Value of Investments.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended March 31, 2009 and that no provision for income tax is required in the Fund’s financial statements

Results of Operations

January 1, 2009 to March 31, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $25,864,131.

Performance of the Portfolio Funds were mixed in January which reflected the choppy markets and diversification of the Portfolio Funds approach to trading. Winton was the best performer, while Altis and GSA performed the worst. The Portfolio Funds profited from falling equities, with long-term managers capturing more of the move. The Portfolio Funds also profited from a continuous down-trend in commodities. Largest losses were suffered in fixed income positions as the U.S. Treasury yields rallied and other global bonds shadowed the move.

Time horizon focus did not seem to be a driver of returns in the middle of the quarter, while asset allocation played a more significant role. The Portfolio Funds had small net short exposures to equity markets and thus registered gains in this asset class. In addition, most of the Portfolio Funds that had long positions in the U.S. dollar against various currencies posted profits. Some of the Portfolio Funds that had long positions in the Japanese yen vs. the U.S. dollar posted losses due to the Japanese yen ending the month down significantly relative to the U.S. dollar. Fixed income markets experienced volatile swings during the month as most of the Portfolio Funds ended with small losses in this sector.

At the start of March, most of the Portfolio Funds had long positions in the fixed income markets. and kept this position throughout the month of March and benefited from falling yields. John Locke was the exception. As a shorter term manager, its positioning was influenced significantly by intra-month choppiness in fixed income markets, causing large losses.

All other sectors had posted losses in March as a result of significant reversals in many markets. During March, equity markets rallied following some positive corporate news in the first week. When the U.S. Federal Reserve announced the start of quantitative easing mid-month, the U.S. dollar began losing value against most major currencies and the commodity markets which are negatively correlated with the U.S. dollar and risk aversion moved up. Given that most managers in the vertical are medium to long term trend followers, they were not in a position to cut exposures very fast and were negatively affected by these reversals.

January 1, 2008 to March 31, 2008

The Fund experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $13,641,919.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2009 and March 31, 2008.

Altis Class DS (1)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$171,657	0.18%	$514,971	$87,114
Energy	187,692	0.20%	563,075	134,610
Interest Rates	10,463,884	11.09%	31,391,652	9,720,435
Metals	84,583	0.09%	253,748	79,345
Stock Indices	96,054	0.10%	288,163	50,163
Currencies	282,697	0.30%	848,090	50,954

TOTAL	$11,286,567	11.96%	$33,859,699	$10,122,621

(1) Average capitalization of Altis Class DS is $94,317,331.

Altis Class DS (1)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$575,492	2.59%	$1,154,418	$263,637
Energy	504,665	2.27%	937,255	103,942
Interest Rates	2,094,788	9.42%	3,461,460	954,658
Metals	460,974	2.07%	1,102,077	77,059
Stock Indices	415,355	1.87%	487,330	283,220
Currencies	187,456	0.84%	258,149	49,042

TOTAL	$4,238,730	19.06%	$7,400,689	$1,731,558

(1) The average capitalization for Class DS is $22,249,117.

Transtrend Class DS (2)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$491,077	0.42%	$1,473,232	$166,927
Energy	426,025	0.37%	1,278,075	79,737
Interest Rates	7,143,450	6.17%	21,430,349	5,256,336
Metals	26,067	0.02%	78,200	5,041
Stock Indices	484,204	0.42%	1,452,613	29,529
Currencies	94,325	0.08%	282,974	53,294

TOTAL	$8,665,148	7.48%	$25,995,443	$5,590,864

(2) Average capitalization of Transtrend Class DS is $115,748,006

Transtrend Class DS (2)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$69,486	0.32%	$101,630	$9,811
Energy	265,232	1.21%	448,273	3,128
Interest Rates	1,105,160	5.04%	1,433,386	558,038
Metals	72,997	0.33%	106,190	53,687
Stock Indices	92,709	0.42%	119,593	47,238
Currencies	450,256	2.05%	862,213	61,898

TOTAL	$2,055,840	9.37%	$3,071,285	$733,800

(2) The average capitalization for Class DS is $21,931,550.

Aspect Class DS (3)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$57,687	0.08%	$173,062	$37,404
Energy	28,174	0.04%	84,523	19,478
Interest Rates	4,654,681	6.39%	13,964,044	3,682,002
Metals	37,762	0.05%	113,286	31,554
Stock Indices	38,590	0.05%	115,770	35,081
Currencies	138,577	0.19%	415,732	76,525

TOTAL	$4,955,471	6.80%	$14,866,417	$3,882,044

(3) Average Capitalization of Aspect Class DS is $72,792,703

Aspect Class DS (3)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$146,242	0.66%	$311,280	$41,068
Energy	220,635	0.99%	429,813	81,351
Interest Rates	1,214,291	5.46%	1,770,309	786,932
Metals	92,384	0.42%	197,392	13,488
Stock Indices	208,256	0.94%	368,318	72,963
Currencies	4,814,110	21.67%	871,335	251,934

TOTAL	$6,695,918	30.14%	$3,948,447	$1,247,736

(3) The average capitalization for Class DS is $22,220,249.

Chesapeake Class DS (4)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$155,986	0.21%	$467,957	$111,679
Energy	—	0.00%	—	—
Interest Rates	3,502,467	4.81%	10,507,400	3,227,371
Metals	36,515	0.05%	109,544	33,200
Stock Indices	—	0.00%	—	—
Stock Futures	491	0.00%	1,474	276
Currencies	33,578	0.05%	100,733	20,189

TOTAL	$3,729,037	5.12%	$11,187,108	$3,392,715

(4) Average capitalization of Chesapeake Class DS is $72,867,192

Chesapeake Class DS (4)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$469,991	2.11%	$530,675	$381,345
Energy	273,694	1.23%	397,896	189,141
Interest Rates	1,309,033	5.87%	1,646,516	909,424
Metals	142,953	0.64%	222,006	63,437
Stock Indices	0	0.00%	0	—
Stock Futures	77,492	0.35%	93,181	69,376
Currencies	561,937	2.52%	762,289	327,964

TOTAL	$2,835,100	12.72%	$3,652,563	$1,940,687

(4) The average capitalization for Class DS is $22,304,456.

Winton Class DS (5)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$85,984	0.07%	$257,952	$56,998
Energy	15,785	0.01%	47,355	5,375
Interest Rates	5,367,841	4.65%	16,103,522	4,729,437
Metals	16,076	0.01%	48,228	8,792
Stock Indices	44,503	0.04%	133,510	39,237
Currencies	180,741	0.16%	542,224	94,298

TOTAL	$5,710,930	4.94%	$17,132,791	$4,934,137

(5) Average capitalization of Winton Class DS is $115,346,611

Winton Class DS (5)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$103,346	0.47%	$147,543	$76,128
Energy	92,819	0.42%	127,456	47,971
Interest Rates	879,377	3.99%	982,097	691,822
Metals	66,561	0.30%	90,796	51,142
Stock Indices	36,179	0.16%	61,534	3,744
Currencies	308,966	1.40%	358,304	233,361

TOTAL	$1,487,248	6.74%	$1,767,730	$1,104,168

(5) The average capitalization for Class DS is $22,036,487.

John Locke Class DS (6)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$601,875	0.56%	$1,805,624	$351,245
Energy	875,131	0.82%	2,625,394	193,188
Interest Rates	105,904,949	98.93%	317,714,846	1,922,404
Metals	1,133,197	1.06%	3,399,590	30,523
Stock Indices	892,539	0.83%	2,677,617	69,733
Currencies	5,806,748	5.42%	17,420,245	585,988

TOTAL	$115,214,439	107.62%	$345,643,316	$3,153,081

(6) Average capitalization of John Locke Class DS is $107,055,519

John Locke Class DS (6)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,302	0.32%	$112,433	$29,993
Energy	74,627	0.40%	125,297	9,148
Interest Rates	1,330,538	7.21%	2,096,249	769,897
Metals	57,560	0.31%	82,847	36,019
Stock Indices	96,028	0.52%	261,571	9,144
Currencies	214,490	1.16%	324,410	90,074

TOTAL	$1,831,545	9.92%	$3,002,807	$944,275

(6) The average capitalization for Class DS is $18,461,557.

GSA Class DS (7)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$578,979	0.62%	$1,736,937	$165,243
Energy	685,887	0.73%	2,057,660	82,472
Interest Rates	2,813,185	3.00%	8,439,554	60,305
Metals	443,970	0.47%	1,331,909	66,177
Stock Indices	2,462,888	2.63%	7,388,665	440,437
Currencies	800,455	0.85%	2,401,364	370,036

TOTAL	$7,785,364	8.30%	$23,356,089	$1,184,670

(7) Average capitalization of GSA Class DS is $93,699,263

GSA Class DS (7)

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$6,472	0.04%	$11,052	$2,984
Energy	6,405	0.04%	14,897	73
Interest Rates	2,255,456	12.42%	2,540,200	1,861,503
Metals	3,954	0.02%	5,475	1,862
Stock Indices	201,569	1.11%	497,743	42,209
Currencies	69,151	0.38%	167,614	14,452

TOTAL	$2,543,007	14.01%	$3,236,981	$1,923,083

(7) The average capitalization for Class DS is $18,160,745.

BlueTrend Class DS (8)

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$8,895	0.02%	$35,578	$7,253
Energy	5,555	0.01%	22,219	4,902
Interest Rates	2,487,594	4.89%	9,950,376	2,487,594
Metals	4,523	0.01%	18,092	4,048
Stock Indices	27,381	0.05%	109,526	25,728
Currencies	9,140	0.02%	36,562	5,450

TOTAL	$2,543,088	5.00%	$10,172,353	$2,534,975

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.                         Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,599,510	2,865,624	$1.2561
Feb-09	5,720,556	4,586,351	1.2473
Mar-09	6,120,724	4,902,854	1.2484
Apr-09	5,762,982	4,769,891	1.2081

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$28,240,030	21,876,234	$1.2909
Feb-09	26,028,041	20,323,293	1.2807
Mar-09	30,607,819	23,897,423	1.2808
Apr-09	33,059,489	26,693,168	1.2385

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.4396
Feb-09	—	—	1.4312
Mar-09	—	—	1.4343
Apr-09	—	—	1.3898

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$5,655,080	4,284,476	$1.3199
Feb-09	7,755,169	5,915,461	1.3110
Mar-09	3,879,323	2,955,450	1.3126
Apr-09	5,761,281	4,533,586	1.2708

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2848
Feb-09	3,722,356	2,914,238	1.2773
Mar-09	—	—	1.2800
Apr-09	529,675	427,054	1.2403

CLASS DA

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.0282
Feb-09	—	—	1.0222
Mar-09	—	—	1.0244
Apr-09	—	—	0.9927

(1) Beginning of the month Net Asset Value for all other purposes

(b)       None.

(c)        None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

ML GSA FuturesAccess LLC (“GSA FuturesAccess”) is one of the FuturesAccess Funds in which ML Systematic Momentum FuturesAccess LLC (“Systematic Momentum”), a FuturesAccess fund of funds, invests. As of April 30, 2009, approximately 13% of the capital of Systematic Momentum was allocated to GSA FuturesAccess. However, the underlying manager of GSA FuturesAccess has informed the Sponsor that it is discontinuing the strategy and will no longer act as the trading adviser for GSA FuturesAccess. As a result, effective on or about May 31, 2009, GSA FuturesAccess will be liquidated and Systematic Momentum will no longer invest in GSA FuturesAccess. The Sponsor may reallocate the liquidation proceeds among other new or existing Underlying FuturesAccess Funds.

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

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2009	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)