Form 10-Q
period 2009-06-30
ML Systematic Momentum FuturesAccess LLC
filed 2009-08-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2009, 648,186,814 units of membership were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:

Cash	$47,288,454	$36,548
Accrued Interest Recievable	28,841	—
Investment in Portfolio Funds (Cost $693,018,030 at 2009 and $614,639,346 at 2008)	723,425,334	701,122,301
Due from Managers	944	—
Receivable from Portfolio Fund	—	22,935

TOTAL ASSETS	$770,743,573	$701,181,784

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,209,434	$1,018,265
Redemptions payable	6,756,358	21,004,290
Other	64,910	461,141

Total liabilities	8,030,702	22,483,696

MEMBERS’ CAPITAL:
Members’ Interest (648,186,814 Units and 532,683,079 Units outstanding, unlimited Units authorized)	762,712,871	678,698,088
Total members’ capital	762,712,871	678,698,088

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$770,743,573	$701,181,784

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
TRADING PROFIT (LOSS):

Realized	$2,467,088	$—	$2,467,823	$59,031
Change in unrealized, net	(30,209,096)	28,052,291	(56,073,962)	41,635,179

Total trading profit (loss)	(27,742,008)	28,052,291	(53,606,139)	41,694,210

INVESTMENT INCOME:
Interest	29,631	75,127	37,073	77,531

EXPENSES:
Sponsor fee	3,551,089	1,382,240	6,814,212	2,062,530
Other	98,649	162,346	276,337	545,590
Total expenses	3,649,738	1,544,586	7,090,549	2,608,120

NET INVESTMENT INCOME (LOSS)	(3,620,107)	(1,469,459)	(7,053,476)	(2,530,589)

NET INCOME (LOSS)	$(31,362,115)	$26,582,832	$(60,659,615)	$39,163,621

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A**	63,876,988	16,746,116	57,210,267	11,724,200
Class C*	404,899,308	154,464,636	379,798,108	117,093,678
Class D	25,297,946	24,517,703	28,952,960	20,823,339
Class I*	66,425,628	41,200,934	63,512,612	33,086,451
Class D1***	35,748,383	14,008,975	34,101,840	9,503,371
Class DA****	45,821,817	—	48,189,767	—

Net income (loss) per weighted average Unit
Class A**	$(0.0464)	$0.1026	$(0.0965)	$0.1929
Class C*	$(0.0515)	$0.1025	$(0.1052)	$0.1948
Class D	$(0.0484)	$0.1247	$(0.0939)	$0.2366
Class I*	$(0.0483)	$0.0999	$(0.0974)	$0.2056
Class D1***	$(0.0432)	$0.1324	$(0.0870)	$0.2484
Class DA****	$(0.0361)	$—	$(0.0709)	$—

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital June 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009
Class A**	5,078,646	17,890,903	(2,710,871)	20,258,678	43,411,942	29,378,781	(6,332,948)	66,457,775
Class C*	69,888,701	133,450,969	(24,047,852)	179,291,818	317,357,227	133,881,500	(35,581,512)	415,657,215
Class D	16,803,705	11,022,530	(644,127)	27,182,108	34,878,314	—	(15,638,873)	19,239,441
Class I*	14,757,114	29,721,479	(1,579,351)	42,899,242	53,200,108	24,909,087	(13,034,453)	65,074,742
Class D1***	4,990,154	14,765,382	—	19,755,536	31,040,046	8,454,565	(1,582,722)	37,911,889
Class DA****	—	—	—	—	52,795,442	—	(8,949,690)	43,845,752

Total Members’ Units	111,518,320	206,851,263	(28,982,201)	289,387,382	532,683,079	196,623,933	(81,120,198)	648,186,814

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009

Class A**	$5,217,419	$20,214,417	$(3,053,721)	$2,261,936	$24,640,051	$54,529,667	$35,638,288	$(7,549,705)	$(5,518,981)	$77,099,269
Class C*	74,531,573	154,755,299	(26,883,355)	22,809,551	225,213,068	409,646,343	167,504,515	(44,147,220)	(39,919,611)	493,084,027
Class D	19,442,860	14,023,255	(848,637)	4,927,142	37,544,620	50,152,681	—	(21,718,952)	(2,661,894)	25,771,835
Class I*	15,867,209	33,883,944	(1,844,255)	6,803,972	54,710,870	70,208,485	31,981,356	(16,526,680)	(6,178,416)	79,484,745
Class D1***	5,165,016	16,865,338	—	2,361,020	24,391,374	39,876,273	10,437,901	(2,025,884)	(2,965,070)	45,323,220
Class DA****	—	—	—	—	—	54,284,639	—	(8,919,221)	(3,415,643)	41,949,775

Total Members’ Interest	$120,224,077	$239,742,253	$(32,629,968)	$39,163,621	$366,499,983	$678,698,088	$245,562,060	$(100,887,662)	$(60,659,615)	$762,712,871

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class D1	Class DA*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2081	$1.2385	$1.3898	$1.2708	$1.2403	$0.9927

Realized and change in unrealized trading profit (loss)	(0.0434)	(0.0444)	(0.0499)	(0.0456)	(0.0446)	(0.0357)
Brokerage commissions	—	—	—	—	—	—
Interest income	0.0000	0.0000	0.0001	0.0000	0.0000	0.0000
Expenses	(0.0046)	(0.0078)	(0.0005)	(0.0038)	(0.0002)	(0.0002)

Net asset value, end of period	$1.1601	$1.1863	$1.3395	$1.2214	$1.1955	$0.9568

Total Return:

Total return before Performance fees	-3.98%	-4.22%	-3.62%	-3.88%	-3.62%	-3.62%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.98%	-4.22%	-3.62%	-3.88%	-3.62%	-3.62%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.40%	0.65%	0.03%	0.30%	0.03%	0.03%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.40%	0.65%	0.03%	0.30%	0.03%	0.03%

Net investment income (loss)	-0.40%	-0.64%	-0.02%	-0.30%	-0.02%	-0.02%

*Units issued December 1, 2008

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class D1	Class DA*
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2561	$1.2908	$1.4379	$1.3197	$1.2847	$1.0282

Realized and change in unrealized trading profit (loss)	(0.0864)	(0.0886)	(0.0976)	(0.0909)	(0.0887)	(0.0710)
Brokerage commissions	—	—	—	—	—	—
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0097)	(0.0160)	(0.0009)	(0.0075)	(0.0006)	(0.0004)

Net asset value, end of period	$1.1601	$1.1863	$1.3395	$1.2214	$1.1955	$0.9568

Total Return:

Total return before Performance fees	-7.64%	-8.11%	-6.95%	-7.46%	-6.95%	-6.95%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.64%	-8.11%	-6.95%	-7.46%	-6.95%	-6.95%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.80%	1.29%	0.05%	0.60%	0.05%	0.05%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.80%	1.29%	0.05%	0.60%	0.05%	0.05%

Net investment income (loss)	-0.79%	-1.29%	-0.05%	-0.59%	-0.05%	-0.05%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 1, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit as of the beginning of each calendar month.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

In the opinion of management, these interim financial statements contain all adjustments necessary for a fair statement of the financial position of the Fund as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.

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

2.                             INVESTMENTS IN UNDERLYING FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of June 30, 2009 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”)  and ML Winton FuturesAccess LLC (“Winton”). Effective May 31, 2009, GSA was liquidated and the Fund no longer invests in GSA. The Sponsor reallocated the liquidation proceeds among the existing Portfolio Funds. MLAI, in its discretion may, change the Portfolio Funds at any time. MLAI, also at its discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

At June 30, 2009 Investments in Portfolio Funds at fair value are as follows:

	Percentage of Members’ Capital	Fair Value
Chesapeake	10.17%	77,594,808
Transtrend	18.25%	139,208,867
Altis	13.04%	99,493,296
Winton	18.31%	139,665,636
Aspect	9.48%	72,289,793
John Locke	18.54%	141,382,052
BlueTrend	7.05%	53,790,882
GSA (a)	0.00%	—
	94.84%	$723,425,334

Total Investments in Portfolio Funds at Fair Value (Cost $693,018,030)

(a) In May, the GSA Portfolio was liquidated and Systematic Momentum no longer invests in the GSA Portfolio.

At December 31, 2008, Investments in Portfolio Funds at fair value are as follows:

	Percentage of Members' Capital	Fair Value
Chesapeake	10.43%	70,779,579
Transtrend	16.47%	111,765,499
Altis	13.77%	93,483,991
Winton	16.36%	111,014,511
Aspect	10.45%	70,896,651
John Locke	15.40%	104,525,135
BlueTrend	7.22%	48,989,192
GSA	13.21%	89,667,743
	103.31%	$701,122,301

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable including the Fund’s own assumptions in determining the fair value of investments.

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

Investments in other investment companies are valued using the net asset value reported by the investment company which management believes approximates fair value. These net asset values are the prices used to execute trades with these investment companies.  If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of December 31, 2008 and June 30, 2009:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds

December 31, 2008	$701,122,301	N/A	$701,122,301	N/A

June 30, 2009	$723,425,334	N/A	$723,425,334	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Operations and Members’ Capital. As the Fund invests only in other Portfolio Funds, it does not have any direct investments in derivative instruments.

4.                             NET ASSET VALUE PER UNIT

In conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. The Net Asset Value per Unit of the different Classes at June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

Net Asset Value per Unit
Class A	$1.1601
Class C	1.1863
Class D	1.3395
Class I	1.2214
Class D1	1.1955
Class DA	0.9568

December 31, 2008

Net Asset Value per Unit
Class A	$1.2561
Class C	1.2908
Class D	1.4379
Class I	1.3197
Class D1	1.2847
Class DA	1.0282

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

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition of the Portfolio Funds.

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The Fund does not expect the adoption of FSP 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Fund does not expect the adoption of FAS 168 to have an impact on our financial statements

FASB issued Statement of Financial Accounting Standards Statement No. 165, Subsequent Events (“FAS 165”), which is effective for interim and annual periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 7.

7.                             SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers, became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is the most valuable performance measure to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes, as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May.	Jun.
2008	N/A	N/A	N/A	N/A	N/A	N/A
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Fund capital increased 12.38% from $678,698,088 to $762,712,870.  This increase was attributable to the net loss from operations of $60,659,615, coupled with the redemption of 81,120,198 Redeemable Units resulting in an outflow of $100,887,663.  The cash outflow was offset with cash inflow of $245,562,060 due to subscription of 196,623,933 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments is recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statements of Operations.

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For information on the Fund’s valuation policies, see Note 3, Fair Value of  Investments.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended June 30, 2009 and that no provision for income tax is required in the Fund’s financial statements

Results of Operations

January 1, 2009 to March 31, 2009

The Fund experienced a net trading loss in the first quarter of 2009 of $25,864,131.

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

April 1, 2009 to June 30, 2009

The Fund experienced a net trading loss in the second quarter of 2009 of $ 27,742,008.

The market environment that caused a loss for the Fund in March continued through April as well. The Portfolio Funds continued to be positioned against market moves and experienced losses in most of the sectors they traded. In March, being long fixed income helped to offset losses in equity indices, currencies and commodities. In April, the losses in equity indices, currencies and commodities were more muted as many Portfolio Funds had trimmed risk in those sectors; however, having long positions in fixed income proved to be a problem as global bond yields rose significantly, hurting those long positions. Overall, fixed income was the worst performing sector for the Portfolio Funds, followed by currencies. The Portfolio Funds approach to trading was mixed exposure in commodities, making money in some markets and losing money in others. In equities, positioning was more on the short side, but with extremely small exposures; losses thus were muted.

May was a continuation of March and April in terms of market direction and moves. Equities and commodities were up, and bonds and the U.S. dollar was down. These new trends gave many Portfolio Fund managers a reason to adjust their portfolios to match the new environment resulting in profits being posted to the Fund. Short and medium term Portfolio Funds were more in sync with markets given that they adjust faster to new trends, while longer term Portfolio Funds have held on to their pre-March positioning somewhat longer and were not able to avoid losses. So the main difference in May relative to March and April was that many Portfolio Funds were now correctly positioned to take advantage of current trends. Short to medium term managers (John Locke, GSA, BlueTrend, Altis, Transtrend) had better performance than longer term managers (Winton, Chesapeake, Aspect). The shorter term managers have adjusted better to the current market environment where equities and commodities are doing well and the U.S. dollar and bonds performed poorly. Risk by asset class continues to be biased towards fixed income which has a roughly 50% risk allocation, down from more than 80% in April. Fixed income was the asset class with the fewest reversals recently and thus risk had moved there as equities, commodities and currencies experienced changes in trend during March. But now, the risk allocated to other asset classes is creeping up: commodities are about a third of the total and the remainder is split between currencies and equities.

March, April and May had been characterized by market moves most commonly seen during periods where investors are risk seeking. There were up moves in equities and commodities and down moves in bonds and the U.S. dollar. The Portfolio Fund managers were just beginning to adjust their portfolios to match these new market directions. After suffering losses during March and April (as they were not positioned for the new trends that began in early March), most managers had begun turning around their portfolios to be more in line with where markets were going and many were able to post gains in May. That came to a stop in June as several events took place. First, short term interest rates suffered a sharp reversal during the first week of the month and the U.S. dollar had a similar reversal, gaining against most currencies. Then, mid-month, the up trends in equities and commodities reversed, as sentiment became risk averse again. As a result of these moves, most asset classes ended the month with negative attribution. The worst were short term rates and commodities. The quarter ended with losses being posted to the Fund. The worst were short term rates and commodities. Medium term managers had the worst performance as they not only suffered from the rates and U.S. dollar moves, but also the reversals in equities and commodities. John Locke, the manager with the shortest time horizon was able to avoid big losses. Winton and Chesapeake, the longest term managers, had relatively smaller losses because the equity and commodity reversals were actually good for them since they were still holding on to their pre-March positions in those asset classes.

January 1, 2008 to March 31, 2008

The Fund experienced a net trading gain in the first quarter of 2008 of $13,641,919.

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

April 1, 2008 to June 30, 2008

The Fund experienced a net trading gain in the second quarter of 2008 of $27,742,008.

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

May was a month where energies jumped to record levels. Crude oil and natural gas was up continuing trends from previous months. The primary drivers of performance for the Fund was in the commodities and energy sectors. Altis, which has the largest commodity bias among the seven Portfolio Funds in the vertical, was up with two thirds of Altis gains came from its energy positions. Other Portfolio Funds also benefited from energy exposure, though none to the extent of Altis. Non-commodity markets were mixed as most of the Funds managed to be flat to positive in the financial markets overall. Several Portfolio Funds did well in fixed income but then lost money in the equity indices.

The Portfolio Funds made gains through long positions in commodities and short equities positions at the end of the quarter. Longer term Portfolio Funds tended to have higher commodity and equity exposure than their shorter term peers. Short term managers meanwhile were caught out by choppiness in currencies and rates. Altis was the top performer in the vertical benefiting from its higher commodity exposure and higher leverage than other managers. Meanwhile, GSA, a short term manager fell as some of its relative value trades underperformed.

The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2009 and June 30, 2008.

Altis Class DS (1)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$146,929	0.15%	$253,440	$68,285
Energy	146,804	0.15%	239,415	27,763
Interest Rates	9,499,575	9.83%	11,279,824	7,331,246
Metals	138,920	0.14%	356,543	79,345
Stock Indices	94,328	0.10%	168,359	32,824
Currencies	181,933	0.19%	438,433	31,310

TOTAL	$10,208,489	10.56%	$12,736,014	$7,570,773

(1) Average capitalization of Altis Class DS is $96,673,301.

Altis Class DS (1)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$423,566	1.26%	$1,154,418	$54,072
Energy	802,873	2.39%	1,866,010	103,942
Interest Rates	4,738,727	14.08%	9,327,165	954,658
Metals	346,093	1.03%	1,102,077	77,059
Stock Indices	382,688	1.14%	794,787	37,656
Currencies	341,353	1.01%	611,553	49,042

TOTAL	$7,035,300	20.91%	$14,856,010	$1,276,429

(1)The average capitalization for Altis Class DS is $33,645,905.

Transtrend Class DS (2)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$352,393	0.29%	$2,114,356	$105,724
Energy	455,347	0.37%	2,732,080	88,013
Interest Rates	9,190,193	7.57%	55,141,161	5,801,929
Metals	23,459	0.02%	140,755	2,650
Stock Indices	415,863	0.34%	2,495,177	32,594
Currencies	418,726	0.34%	2,512,354	58,825

TOTAL	$10,855,981	108.94%	$65,135,883	$6,089,735

(2) Average capitalization of Transtrend Class DS is $121,474,367.

Transtrend Class DS (2)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$161,862	0.51%	$471,935	$7,447
Energy	343,416	1.07%	696,655	4,861
Interest Rates	2,024,252	6.32%	2,630,297	867,240
Metals	127,244	0.40%	297,346	26,192
Stock Indices	247,634	0.77%	453,499	73,411
Currencies	830,454	2.59%	1,527,078	96,195

TOTAL	$3,734,862	11.66%	$6,076,810	$1,075,346

(2) The average capitalization for Transtrend Class DS is $32,029,728.

Aspect Class DS (3)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$54,823	0.07%	$328,939	$2,153
Energy	53,883	0.07%	323,301	11,627
Interest Rates	7,427,723	10.13%	44,566,340	4,164,883
Metals	38,798	0.05%	232,788	3,205
Stock Indices	38,407	0.05%	230,441	5,239
Currencies	200,645	0.27%	1,203,872	86,561

TOTAL	$7,814,279	10.64%	$46,885,681	$4,273,668

(3) Average Capitalization of Aspect Class DS is $73,327,333.

Aspect Class DS (3)

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$175,821	0.54%	$580,906	$52,949
Energy	289,528	0.90%	802,109	144,033
Interest Rates	3,172,195	9.82%	5,320,117	1,468,558
Metals	104,298	0.32%	368,370	25,171
Stock Indices	261,611	0.81%	687,348	92,080
Currencies	607,552	1.88%	1,626,071	231,932

TOTAL	$4,611,005	14.27%	$9,384,921	$2,014,723

(3) The average capitalization for Aspect Class DS is $32,300,023.

Chesapeake Class DS (4)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$155,604	0.21%	$933,625	$72,559
Energy	94	0.00%	563	—
Interest Rates	3,649,742	4.93%	21,898,450	3,297,032
Metals	49,899	0.07%	299,393	32,072
Stock Indices	—	0.00%	—	—
Stock Futures	263	0.00%	1,579	—
Currencies	59,914	0.08%	359,483	21,625

TOTAL	$3,915,516	5.29%	$23,493,093	$3,423,288

(4) Average capitalization of Chesapeake Class DS is $74,001,528.

Chesapeake Class DS (4)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$566,286	1.73%	$927,000	$211,931
Energy	423,450	1.30%	695,056	330,398
Interest Rates	3,168,097	9.69%	4,422,074	1,588,609
Metals	209,258	0.64%	387,807	110,814
Stock Indices	0	0.00%	0	—
Stock Futures	103,195	0.32%	162,771	53,725
Currencies	752,040	2.30%	1,331,589	443,742

TOTAL	$5,222,326	15.98%	$7,926,297	$2,739,219

(4) The average capitalization for Chesapeake Class DS is $32,682,873.

Winton Class DS (5)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$70,782	0.06%	$424,694	$1,940
Energy	30,614	0.03%	183,686	6,644
Interest Rates	6,174,140	5.14%	37,044,839	5,658,429
Metals	24,377	0.02%	146,262	10,868
Stock Indices	116,171	0.10%	697,026	48,501
Currencies	289,285	0.24%	1,735,709	116,563

TOTAL	$6,705,369	5.59%	$40,232,216	$5,842,945

(5) Average capitalization of Winton Class DS is $120,077,571

Winton Class DS (5)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$152,135	0.47%	$271,751	$62,935
Energy	145,154	0.45%	234,753	69,763
Interest Rates	1,786,781	5.56%	2,075,834	1,274,223
Metals	103,116	0.32%	167,232	55,308
Stock Indices	120,173	0.37%	304,998	6,896
Currencies	460,225	1.43%	657,583	268,024

TOTAL	$2,767,584	8.60%	$3,712,151	$1,737,149

(5) The average capitalization for Winton Class DS is $32,115,632.

John Locke Class DS (6)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$385,759	0.34%	$968,849	$60,755
Energy	548,008	0.48%	1,812,797	99,913
Interest Rates	57,595,731	50.17%	305,915,780	1,922,404
Metals	673,966	0.59%	3,324,914	30,523
Stock Indices	520,901	0.45%	1,976,182	34,401
Currencies	3,407,926	2.97%	13,102,677	500,808

TOTAL	$63,132,291	55.00%	$327,101,199	$2,648,804

(6) Average capitalization of John Locke Class DS is $114,791,832.20

John Locke Class DS (6)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,600	0.25%	$192,589	$3,386
Energy	137,223	0.52%	368,725	9,148
Interest Rates	2,052,800	7.73%	3,306,172	769,897
Metals	83,091	0.31%	221,857	24,169
Stock Indices	83,029	0.31%	261,571	9,144
Currencies	339,097	1.28%	588,857	90,074

TOTAL	$2,761,840	10.40%	$4,939,771	$905,818

(6) The average capitalization for John Locke Class DS is $26,541,375.

GSA Class DS (7)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$290,575	0.43%	$815,648	$—
Energy	354,628	0.52%	1,174,250	—
Interest Rates	2,301,652	3.41%	5,370,356	—
Metals	229,626	0.34%	1,145,669	—
Stock Indices	1,254,491	1.86%	4,304,255	—
Currencies	448,269	0.66%	1,553,411	—

TOTAL	$4,879,241	7.22%	$14,363,589	$—

(7) Average capitalization of GSA Class DS is $67,550,833.28

GSA Class DS (7)

	June 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$15,324	0.06%	$55,392	$2,042
Energy	36,768	0.14%	110,509	73
Interest Rates	3,730,540	14.15%	6,162,630	1,861,503
Metals	16,738	0.06%	35,846	1,862
Stock Indices	248,904	0.94%	751,919	32,488
Currencies	208,873	0.79%	634,400	14,452

TOTAL	$4,257,147	16.14%	$7,750,696	$1,912,420

(7) The average capitalization for GSA Class DS is $26,372,070.

BlueTrend Class DS (8)

	June 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,618	0.02%	$69,707	$2,789
Energy	16,048	0.03%	96,287	4,902
Interest Rates	3,500,233	6.75%	21,001,399	3,028,582
Metals	10,457	0.02%	62,739	4,048
Stock Indices	38,659	0.07%	231,956	9,804
Currencies	17,918	0.03%	107,507	2,086

TOTAL	$3,594,933	6.92%	$21,569,595	$3,052,302

(8) Average capitalization of BlueTrend Class DS is $51,873,248

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

Item 4T. Controls and Procedures

MLAI, the Sponsor of ML Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

	Subscription				Subscription
CLASS A	Amount	Units	NAV (1)	CLASS C	Amount	Units	NAV (1)
Jan-09	$3,599,510	2,865,624	$1.2561	Jan-09	$28,240,030	21,876,234	$1.2909
Feb-09	5,720,556	4,586,351	1.2473	Feb-09	26,028,041	20,323,293	1.2807
Mar-09	6,120,724	4,902,854	1.2484	Mar-09	30,607,819	23,897,423	1.2808
Apr-09	5,762,982	4,769,891	1.2081	Apr-09	33,059,489	26,693,168	1.2385
May-09	8,887,887	7,577,702	1.1729	May-09	29,957,332	24,935,352	1.2014
Jun-09	5,546,629	4,676,359	1.1861	Jun-09	19,611,804	16,156,030	1.2139
Jul-09	6,263,068	5,398,731	1.1601	Jul-09	25,790,268	21,740,089	1.1863

	Subscription				Subscription
CLASS D	Amount	Units	NAV (1)	CLASS I	Amount	Units	NAV (1)
Jan-09	$—	—	$1.4396	Jan-09	$5,655,080	4,284,476	$1.3199
Feb-09	—	—	1.4312	Feb-09	7,755,169	5,915,461	1.3110
Mar-09	—	—	1.4343	Mar-09	3,879,323	2,955,450	1.3126
Apr-09	—	—	1.3898	Apr-09	5,761,281	4,533,586	1.2708
May-09	—	—	1.3509	May-09	7,170,562	5,810,357	1.2341
Jun-09	—	—	1.3679	Jun-09	1,759,941	1,409,757	1.2484
Jul-09	5,147,100	3,842,553	1.3395	Jul-09	4,077,683	3,338,532	1.2214

	Subscription				Subscription
CLASS D1	Amount	Units	NAV (1)	CLASS DA	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2848	Jan-09	$—	—	$1.0282
Feb-09	3,722,356	2,914,238	1.2773	Feb-09	—	—	1.0222
Mar-09	—	—	1.2800	Mar-09	—	—	1.0244
Apr-09	529,675	427,054	1.2403	Apr-09	—	—	0.9927
May-09	4,504,529	3,736,028	1.2057	May-09	—	—	0.9649
Jun-09	1,681,341	1,377,245	1.2208	Jun-09	—	—	0.9770
Jul-09	1,048,230	876,813	1.1955	Jul-09	—	—	0.9568

(1) Beginning of the month Net Asset Value for all other purposes

(b)   None.

(c)   None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02:	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)