Form 10-Q
period 2009-09-30
ML Systematic Momentum FuturesAccess LLC
filed 2009-11-12
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

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

As of September 30, 2009, 667,513,599 units of membership were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS:

Cash	$50,659,602	$36,548
Accrued Interest Recievable	10,458	—
Investment in Portfolio Funds (Cost $757,009,163 at 2009 and $614,639,346 at 2008)	800,740,193	701,122,301
Prepaid fee	65,809	—
Due from Managers	792,627	22,935

TOTAL ASSETS	$852,268,688	$701,181,784

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,337,038	$1,018,265
Redemptions payable	45,704,550	21,004,290
Other	323,521	461,141

Total liabilities	47,365,109	22,483,696

MEMBERS’ CAPITAL:
Members’ Interest (667,513,599 Units and 532,683,079 Units outstanding; unlimited Units authorized)	804,903,579	678,698,088
Total members’ capital	804,903,579	678,698,088

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$852,268,688	$701,181,784

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
TRADING PROFIT (LOSS):

Realized	$253,227	$6,377,938	$2,721,050	$6,436,969
Change in unrealized, net	13,322,943	(36,016,486)	(42,751,019)	5,618,693

Total trading profit (loss)	13,576,170	(29,638,548)	(40,029,969)	12,055,662

INVESTMENT INCOME:
Interest	37,755	9,056	74,828	86,587

EXPENSES:
Sponsor fee	3,876,939	2,025,866	10,691,151	4,088,396
Other	413,404	241,515	689,741	787,105
Total expenses	4,290,343	2,267,381	11,380,892	4,875,501

NET INVESTMENT INCOME (LOSS)	(4,252,588)	(2,258,325)	(11,306,064)	(4,788,914)

NET INCOME (LOSS)	$9,323,582	$(31,896,873)	$(51,336,033)	$7,266,748

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A**	76,461,127	31,239,094	63,627,220	18,229,165
Class C*	446,179,004	240,431,660	401,925,073	158,206,339
Class D	24,473,058	27,925,749	27,459,659	23,190,809
Class I*	69,904,917	27,846,118	65,643,380	15,617,620
Class D1***	39,185,542	47,421,103	35,796,407	37,864,668
Class DA****	42,492,885	—	46,290,806	—

Net income (loss) per weighted average Unit
Class A**	$0.0153	$(0.0799)	$(0.0684)	$(0.0129)
Class C*	$0.0115	$(0.0827)	$(0.0867)	$0.0184
Class D	$0.0227	$(0.0997)	$(0.0788)	$0.0924
Class I*	$0.0162	$(0.0782)	$(0.0770)	$0.0118
Class D1***	$0.0189	$(0.0959)	$(0.0622)	$0.0596
Class DA****	$0.0141	$—	$(0.0608)	$—

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009
Class A**	5,078,646	34,024,260	(3,853,230)	35,249,676	43,411,942	46,663,535	(8,906,021)	81,169,456
Class C*	69,888,701	242,361,701	(28,265,360)	283,985,042	317,357,227	183,162,637	(49,697,657)	450,822,207
Class D	16,803,705	13,750,728	(5,360,215)	25,194,218	34,878,314	7,270,875	(16,404,119)	25,745,070
Class I*	14,757,114	26,552,358	—	41,309,472	53,200,108	32,263,082	(15,059,882)	70,403,308
Class D1***	4,990,154	36,754,895	(4,414,476)	37,330,573	31,040,046	9,937,042	(1,603,530)	39,373,558
Class DA****	—	—	—	—	52,795,442	—	(52,795,442)	—

Total Members’ Units	111,518,320	353,443,942	(41,893,281)	423,068,981	532,683,079	279,297,171	(144,466,651)	667,513,599

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009

Class A**	$5,217,419	$38,892,082	$(4,326,897)	$(235,263)	$39,547,341	$54,529,667	$55,611,209	$(10,522,755)	$(4,347,343)	$95,270,778
Class C*	74,531,573	282,546,201	(31,763,063)	2,917,517	328,232,228	409,646,343	225,722,814	(60,854,240)	(34,794,774)	539,720,143
Class D	19,442,860	17,492,760	(6,867,030)	2,143,454	32,212,044	50,152,681	9,722,097	(22,746,218)	(2,106,774)	35,021,786
Class I*	15,867,209	30,709,170	—	183,922	46,760,301	70,208,485	40,932,681	(19,006,615)	(5,045,483)	87,089,068
Class D1***	5,165,016	42,489,527	(5,155,165)	2,257,118	44,756,496	39,876,273	12,202,026	(2,050,814)	(2,225,681)	47,801,804
Class DA****	—	—	—	—	—	54,284,639	—	(51,468,661)	(2,815,978)	—

Total Members’ Interest	$120,224,077	$412,129,740	$(48,112,155)	$7,266,748	$491,508,410	$678,698,088	$344,190,827	$(166,649,303)	$(51,336,033)	$804,903,579

*Units issued June 1, 2007.

** Units issued on July 1, 2007.

*** Units issued on July 1, 2007 and Class D1 was previously known as Class D-SD.

**** Units issued on December 1, 2008.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class D1	Class DA*

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1601	$1.1863	$1.3395	$1.2214	$1.1955	$0.9568

Realized and change in unrealized trading profit (loss)	0.0185	0.0189	0.0214	0.0195	0.0191	0.0153
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0049)	(0.0080)	(0.0008)	(0.0039)	(0.0006)	(0.0004)

Net asset value, end of period	$1.1737	$1.1972	$1.3603	$1.2370	$1.2141	$0.9716

Total Return:

Total return before Performance fees	1.17%	0.92%	1.55%	1.27%	1.55%	1.55%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.17%	0.92%	1.55%	1.27%	1.55%	1.55%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.43%	0.68%	0.05%	0.33%	0.05%	0.05%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.43%	0.68%	0.05%	0.33%	0.05%	0.05%

Net investment income (loss)	-0.42%	-0.67%	-0.05%	-0.32%	-0.05%	-0.05%

*Units issued December 1, 2008

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class D1	Class DA*

Per Unit Operating Performance:

Net asset value, beginning of period	$1.2561	$1.2908	$1.4379	$1.3197	$1.2847	$1.0282

Realized and change in unrealized trading profit (loss)	(0.0679)	(0.0697)	(0.0762)	(0.0714)	(0.0696)	(0.0557)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0146)	(0.0240)	(0.0016)	(0.0114)	(0.0012)	(0.0009)

Net asset value, end of period	$1.1737	$1.1972	$1.3603	$1.2370	$1.2141	$0.9716

Total Return:

Total return before Performance fees	-6.56%	-7.26%	-5.50%	-6.28%	-5.50%	-5.50%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-6.56%	-7.26%	-5.50%	-6.28%	-5.50%	-5.50%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.22%	1.97%	0.10%	0.92%	0.10%	0.10%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.22%	1.97%	0.10%	0.92%	0.10%	0.10%

Net investment income (loss)	-1.21%	-1.96%	-0.09%	-0.91%	-0.09%	-0.09%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and 2008. However, the operating results for the interim period may not be indicative of the results for the full year.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. ASC 105 was not intended to change the accounting literature and did not impact the Fund’s financial condition or results of operations.  All accounting references within this report are in accordance with the new Codification.

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

2.                                       INVESTMENTS IN UNDERLYING FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of September 30, 2009 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”)  and ML Winton FuturesAccess LLC (“Winton”). Effective May 31, 2009, GSA was liquidated and the Fund no longer invests in GSA. The Sponsor reallocated the liquidation proceeds among the existing Portfolio Funds. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investments in Portfolio Funds at fair value at September 30, 2009 and December 31, 2008 are as follows:

	% of Partnership’s Capital @9/30/09	% of Partnership’s Capital @12/31/08	Fair Value @ 9/30/09	Fair Value @ 12/31/08	Cost @ 9/30/09	Cost @ 12/31/08

Chesapeake	10.75%	10.43%	$86,509,512	$70,779,579	$84,042,756	$67,146,804
Transtrend	18.43%	16.47%	148,354,101	111,765,499	140,832,194	93,094,156
Altis	13.81%	13.77%	111,139,982	93,483,991	85,708,137	64,293,199
Winton	19.25%	16.36%	154,951,241	111,014,511	151,935,460	99,022,159
Aspect	10.76%	10.45%	86,571,117	70,896,651	83,965,582	60,926,872
John Locke	18.94%	15.40%	152,437,298	104,525,135	145,842,739	92,724,807
BlueTrend	7.55%	7.22%	60,776,942	48,989,192	51,955,799	41,040,653
GSA (a)	0.00%	13.21%	—	89,667,743	12,726,496	96,390,696

Total			$800,740,193	$701,122,301	$757,009,163	$614,639,346

(a) In May, the GSA Portfolio was liquidated and the Fund no longer invests in the GSA Portfolio.

These investments are recorded at fair value which is consistent with equity method accounting, in accordance with fund of fund accounting guidance and in accordance with Regulation S-X; the following is summarized financial information for each of the Portfolio Funds which requires disclosure.

As of September 30,2009

	Total Assets	Total Liabilities	Total Capital
Winton	$774,945,019	$12,691,401	$762,253,618
Transtrend	241,061,174	1,129,060	239,932,114

Total	$1,016,006,193	$13,820,461	$1,002,185,732

As of December 31, 2008

	Total Assets	Total Liabilities	Total Capital
Winton	$864,513,961	$60,525,401	$803,988,560
Transtrend	234,472,658	17,137,534	217,335,124

	$1,098,986,619	$77,662,935	$1,021,323,684

For the nine months ended September 30,2009

				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(6,734,079)	$(101,262)	$(2,141,190)	$(8,976,531)
Transtrend	(8,474,815)	(473,165)	(2,201,283)	(11,149,263)

Total	$(15,208,894)	$(574,427)	$(4,342,473)	$(20,125,794)

For the nine months ended September 30, 2008

				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$2,381,942	$(52,762)	$(748,105)	$1,581,075
Transtrend	8,600,945	(153,110)	(781,688)	7,666,147

Total	$10,982,887	$(205,872)	$(1,529,793)	$9,247,222

3.                                       FAIR VALUE OF INVESTMENTS

In September 2006, the FASB issued authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted this guidance as of January 1, 2008. The adoption of this guidance did not have a material impact on the Fund’s financial statements.

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

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

Investments in other investment companies are valued using the net asset value reported by the investment company, which management believes approximates fair value. These net asset values are the prices used to execute trades with these investment companies.  If appropriate, adjustments to the reported net asset value may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, and any restrictions or illiquidity.

Although there are monthly transactions in these investment company interests, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of September 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Investment in Portfolio Funds
September 30, 2009	$800,740,193	N/A	$800,740,193	N/A
December 31, 2008	$701,122,301	N/A	$701,122,301	N/A

Effective January 1, 2009 the Fund adopted the guidance on disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Operations and Members’ Capital. As the Fund invests only in other Portfolio Funds, it does not have any direct investments in derivative instruments.

4.                                       NET ASSET VALUE PER UNIT

In conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. The Net Asset Value per Unit of the different Classes at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009

Net Asset Value per Unit
Class A	$1.1737
Class C	1.1972
Class D	1.3603
Class I	1.2370
Class D1	1.2141
Class DA	0.9716

December 31, 2008

Net Asset Value per Unit
Class A	$1.2561
Class C	1.2908
Class D	1.4379
Class I	1.3197
Class D1	1.2847
Class DA	1.0282

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

6.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This provides additional guidance for estimating fair value in accordance with FASB guidance on fair value measurements, when the volume and level of activity for the asset or liability have significantly decreased. This also identifies circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The adoption of this guidance has no impact on the financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)(the “ASU 2009-12”), which is effective for interim or annual financial periods ending after December 15, 2009. At this time, the Manager is evaluating the implications of this statement.  However, the adoption is not expected to have material impact on the Fund’s financial statements.

7.                                       SUBSEQUENT EVENTS

The Fund has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that require an adjustment of or disclosure in the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601	$1.1456	$1.1597	$1.1737

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863	$1.1705	$1.1839	$1.1972

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395	$1.3244	$1.3424	$1.3603

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214	$1.2066	$1.2219	$1.2370

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955	$1.1820	$1.1981	$1.2141

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May.	Jun.	Jul.	Aug.	Sept.
2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568	$0.9460	$0.9588	$0.9716

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2009 and there was not impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Fund capital increased 18.60% from $678,698,088 to $804,903,579.  This increase was attributable to the net loss from operations of $51,336,033, coupled with the redemption of 144,466,651 Redeemable Units resulting in an outflow of $166,649,471.  The cash outflow was offset with cash inflow of $344,190,827 due to subscription of 279,297,171 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by the ASC guidance for Statement of Cash Flows specifically relating to the exemption of certain enterprises and the classification of cash flows from certain securities acquired for resale.

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

Fair Value Measurements

The Fund adopted guidance on fair value measurements as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted the guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of this guidance had no impact on the operations of the Fund for the period ended September 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

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

July 1, 2009 to September 30, 2009

The Fund experienced a net trading profit in the third quarter of 2009 of $13,576,170.

Losses were posted to the Fund in July which was characterized by two types of moves in most markets. At the beginning of the month, equities, commodities and bond yields were moving lower while the United States dollar gained ground against other major currencies. In mid-July, sentiment reversed and equities and commodities resumed their up trends from prior month and the United States dollar lost value against other major currencies. The moves in the second part of the month were larger in magnitude, therefore, the Portfolio Funds who shifted towards ‘risk seeking’ trades faster performed better. Transtrend was an underperformer resulting in losses in the synthetic markets it trades in.

Losses were posted to the Fund in August attributable to a continuation of trends from the second half of July. Equities and fixed income ended the month up. Similarly, most commodities finished up (except oil, natural gas and grains) and currency performance was mixed. Coming into August, Systematic Momentum had small long positions in all geographies in equity indices. In commodities, the Portfolio Funds had more long positions than short positions: long positions in crude oil, softs and metals with short positions in natural gas, grains and livestock. In currencies, the Portfolio Funds held short positions in the United States dollar and in fixed income, it was long across the yield curve. In general, the equity and fixed income positioning posted profits for the Portfolio Funds throughout the month of August. Similarly, the Portfolio Funds were spot on in their Commodity positioning except in crude oil. Currencies were mixed and losses in some markets canceled out profits in others. Sugar, metals and equity positions were the best performers.

In September, the Portfolio Funds made most of their profits in equity indices and currencies as trends from late summer continued. Short positions in the United States dollar performed the best as the United States dollar continued to slide against other major currencies. Long equity index and long fixed income positions also continued to be profitable for the Portfolio Funds as there were neither reversals nor choppiness in those asset classes as trends from late summer continued. Commodities detracted from performance due to choppiness in crude oil and huge adverse moves in natural gas. Transtrend was the only Portfolio Fund showing a loss for the month due to its short positions in natural gas.

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

May was a month where energies jumped to record levels. Crude oil and natural gas was up continuing trends from previous months. The primary drivers of performance for the Fund were in the commodities and energy sectors. Altis, which has the largest commodity bias among the seven Portfolio Funds in the vertical, was up with two thirds of Altis gains came from its energy positions. Other Portfolio Funds also benefited from energy exposure, though none to the extent of Altis. Non-commodity markets were mixed as most of the Funds managed to be flat to positive in the financial markets overall. Several Portfolio Funds did well in fixed income but then lost money in the equity indices.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2009 and September 30, 2008.

Altis Class DS (1)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$129,117	0.13%	$253,440	$30,906
Energy	165,995	0.17%	351,115	27,763
Interest Rates	9,253,880	9.25%	11,279,824	7,331,246
Metals	250,061	0.25%	531,943	79,345
Stock Indices	376,092	0.38%	1,284,200	32,824
Currencies	179,040	0.18%	438,433	31,310

TOTAL	$10,354,185	10.36%	$14,138,955	$7,533,394

(1) Average capitalization of Altis Class DS is $100,006,258.

Altis Class DS (1)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$626,283	1.51%	$1,458,996	$54,072
Energy	612,819	1.47%	1,866,010	12,279
Interest Rates	4,877,108	11.72%	9,327,165	189,485
Metals	434,400	1.04%	1,102,077	77,059
Stock Indices	586,752	1.41%	2,257,511	37,656
Currencies	745,373	1.79%	3,171,565	49,042

TOTAL	$7,882,735	18.94%	$19,183,324	$419,593

(1) The average capitalization for Altis Class DS is $41,597,215.

Transtrend Class DS (2)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$331,397	0.26%	$1,197,217	$109,282
Energy	359,711	0.28%	810,589	39,677
Interest Rates	10,782,855	8.39%	14,708,674	5,997,177
Metals	90,834	0.07%	248,259	2,739
Stock Indices	556,066	0.43%	1,142,960	33,691
Currencies	402,336	0.31%	977,358	60,805

TOTAL	$12,523,199	9.74%	$19,085,057	$6,243,371

(2) Average capitalization of Transtrend Class DS is $128,595,510.

Transtrend Class DS (2)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$195,372	0.46%	$611,794	$9,653
Energy	318,020	0.75%	903,111	6,302
Interest Rates	3,223,854	7.62%	4,817,628	1,124,248
Metals	151,163	0.36%	385,465	5,586
Stock Indices	296,259	0.70%	587,895	33,200
Currencies	880,748	2.08%	1,979,632	31,374

TOTAL	$5,065,416	11.97%	$9,285,525	$1,210,363

(2) The average capitalization for Transtrend Class DS is $42,325,524.

Aspect Class DS (3)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$48,590	0.06%	$92,819	$2,419
Energy	61,428	0.08%	149,193	8,266
Interest Rates	8,014,553	10.50%	14,837,852	4,680,142
Metals	81,522	0.11%	213,341	3,601
Stock Indices	122,936	0.16%	379,208	5,887
Currencies	324,767	0.43%	646,060	97,270

TOTAL	$8,653,796	11.34%	$16,318,473	$4,797,585

(3) Average Capitalization of Aspect Class DS is $76,335,815.

Aspect Class DS (3)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$147,425	0.38%	$578,645	$26,389
Energy	241,392	0.63%	798,988	39,490
Interest Rates	3,577,155	9.32%	7,499,164	1,462,844
Metals	97,425	0.25%	366,936	25,073
Stock Indices	305,568	0.80%	941,736	66,942
Currencies	551,241	1.44%	1,619,743	72,560

TOTAL	$4,920,206	12.82%	$11,805,212	$1,693,298

(3) The average capitalization for Aspect Class DS is $38,382,377.

Chesapeake Class DS (4)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$357,829	0.47%	$1,333,240	$77,437
Energy	721	0.00%	3,258	—
Interest Rates	4,114,434	5.35%	6,340,519	3,416,885
Metals	378,082	0.49%	1,848,800	34,228
Stock Indices	6,543	0.01%	57,132	—
Stock Futures	148,338	0.19%	1,143,955	—
Currencies	190,799	0.25%	1,000,168	23,079

TOTAL	$5,196,746	6.76%	$11,727,072	$3,551,629

(4) Average capitalization of Chesapeake Class DS is $76,876,140.

Chesapeake Class DS (4)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$417,991	1.10%	$899,332	$30,339
Energy	353,063	0.93%	674,311	85,971
Interest Rates	3,211,342	8.46%	4,290,090	1,541,194
Metals	180,414	0.48%	376,232	13,636
Stock Futures	83,947	0.22%	157,913	14,811
Currencies	596,682	1.57%	1,295,092	29,240

TOTAL	$4,843,439	12.76%	$7,692,970	$1,715,191

(4) The average capitalization for Chesapeake Class DS is $37,962,083.

Winton Class DS (5)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,419	0.05%	$143,791	$2,120
Energy	35,624	0.03%	68,518	7,259
Interest Rates	7,082,038	5.51%	8,547,657	6,181,929
Metals	65,496	0.05%	220,247	11,874
Stock Indices	151,038	0.12%	358,169	52,988
Currencies	478,226	0.37%	939,118	127,347

TOTAL	$7,878,841	6.13%	$10,277,500	$6,383,517

(5) Average capitalization of Winton Class DS is $128,457,694

Winton Class DS (5)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$185,768	0.44%	$365,847	$13,191
Energy	201,166	0.48%	419,274	44,824
Interest Rates	2,498,370	5.96%	3,867,029	1,715,436
Metals	124,834	0.30%	241,005	1,591
Stock Indices	319,692	0.76%	1,029,005	9,284
Currencies	562,310	1.34%	1,006,414	111,600

TOTAL	$3,892,140	9.28%	$6,928,574	$1,895,926

(5) The average capitalization for Winton Class DS is $41,933,983.

John Locke Class DS (6)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$275,554	0.22%	$968,849	$6,390
Energy	407,751	0.33%	1,812,797	16,382
Interest Rates	43,022,304	34.50%	305,915,780	1,922,404
Metals	538,652	0.43%	3,324,914	30,523
Stock Indices	446,146	0.36%	1,976,182	34,401
Currencies	2,626,631	2.11%	13,102,677	500,808

TOTAL	$47,317,038	37.95%	$327,101,199	$2,510,908

(6) Average capitalization of John Locke Class DS is $124,709,424

John Locke Class DS (6)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$83,748	0.23%	$264,554	$3,386
Energy	107,236	0.29%	368,725	9,148
Interest Rates	2,627,259	7.21%	4,922,791	769,897
Metals	83,818	0.23%	221,857	24,169
Stock Indices	68,490	0.19%	261,571	9,144
Currencies	331,685	0.91%	588,857	34,661

TOTAL	$3,302,236	9.06%	$6,628,355	$850,405

(6) The average capitalization for John Locke Class DS is $36,454,310.

BlueTrend Class DS (8)

	September 30, 2009
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,546	0.02%	$16,802	$2,512
Energy	47,904	0.09%	126,648	4,415
Interest Rates	4,167,371	7.74%	7,415,576	2,727,545
Metals	10,480	0.02%	22,254	3,646
Stock Indices	103,046	0.19%	360,685	8,830
Currencies	25,093	0.05%	63,560	1,961

TOTAL	$4,365,439	8.11%	$8,005,525	$2,748,907

(8) Average capitalization of BlueTrend Class DS is $53,859,118

BlueTrend Class DS (8)

	September 30, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$12,073	0.03%	$12,073	$12,073
Energy	23,984	0.07%	23,984	23,984
Interest Rates	1,854,518	5.15%	1,854,518	1,854,518
Metals	24,924	0.07%	24,924	24,924
Stock Indices	193,271	0.54%	193,271	193,271
Currencies	35,515	0.10%	35,515	35,515

TOTAL	$2,144,285	5.96%	$2,144,285	$2,144,285

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,599,510	2,865,624	$1.2561
Feb-09	5,720,556	4,586,351	1.2473
Mar-09	6,120,724	4,902,854	1.2484
Apr-09	5,762,982	4,769,891	1.2081
May-09	8,887,887	7,577,702	1.1729
Jun-09	5,546,629	4,676,359	1.1861
Jul-09	6,263,068	5,398,731	1.1601
Aug-09	6,042,246	5,274,307	1.1456
Sep-09	7,667,607	6,611,716	1.1597
Oct-09	15,636,738	13,322,602	1.1737

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$28,240,030	21,876,234	$1.2909
Feb-09	26,028,041	20,323,293	1.2807
Mar-09	30,607,819	23,897,423	1.2808
Apr-09	33,059,489	26,693,168	1.2385
May-09	29,957,332	24,935,352	1.2014
Jun-09	19,611,804	16,156,030	1.2139
Jul-09	25,790,268	21,740,089	1.1863
Aug-09	15,532,334	13,269,828	1.1705
Sep-09	16,895,697	14,271,220	1.1839
Oct-09	39,415,410	32,922,995	1.1972

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.4396
Feb-09	—	—	1.4312
Mar-09	—	—	1.4343
Apr-09	—	—	1.3898
May-09	—	—	1.3509
Jun-09	—	—	1.3679
Jul-09	5,147,100	3,842,553	1.3395
Aug-09	1,999,999	1,510,117	1.3244
Sep-09	2,574,998	1,918,205	1.3424
Oct-09	599,981	441,065	1.3603

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$5,655,080	4,284,476	$1.3199
Feb-09	7,755,169	5,915,461	1.3110
Mar-09	3,879,323	2,955,450	1.3126
Apr-09	5,761,281	4,533,586	1.2708
May-09	7,170,562	5,810,357	1.2341
Jun-09	1,759,941	1,409,757	1.2484
Jul-09	4,077,683	3,338,532	1.2214
Aug-09	2,590,820	2,147,207	1.2066
Sep-09	2,282,822	1,868,256	1.2219
Oct-09	6,931,734	5,603,665	1.2370

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2848
Feb-09	3,722,356	2,914,238	1.2773
Mar-09	—	—	1.2800
Apr-09	529,675	427,054	1.2403
May-09	4,504,529	3,736,028	1.2057
Jun-09	1,681,341	1,377,245	1.2208
Jul-09	1,048,230	876,813	1.1955
Aug-09	715,895	605,664	1.1820
Sep-09	—	—	1.1981
Oct-09	807,517	665,116	1.2141

CLASS DA

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.0282
Feb-09	—	—	1.0222
Mar-09	—	—	1.0244
Apr-09	—	—	0.9927
May-09	—	—	0.9649
Jun-09	—	—	0.9770
Jul-09	—	—	0.9568
Aug-09	—	—	0.9460
Sep-09	—	—	0.9588
Oct-09	—	—	0.9716

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

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2009
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)