Form 10-K/A
period 2008-12-31
ML Systematic Momentum FuturesAccess LLC
filed 2010-03-02
CIK 1393359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

(x) Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008
or
(  ) Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

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
(Zip Code)

                       212-236-2063
(Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                            Yes __                      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                                                                                Yes __                      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X                      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                Yes                           No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer __	Accelerated filer __

Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                                                                                        Yes __                      No  X

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2009, units of limited liability company interest with a Net Asset Value of $699,140,137 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant's 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

ML Systematic Momentum FuturesAccess LLC (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Form 10-K”), with respect to Item 15 (Exhibits and Financial Statement Schedules) to supplement with the inclusion of the annual financial statements of significant subsidiaries.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 31, 2009.

PART IV

Item 15:    Exhibits and Financial Statement Schedules

1.	Financial Statements of the Registrant

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Statements of Changes in Members’ Capital for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Financial Data Highlights for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Notes to Financial Statements

2.	Financial Statement Schedules:

(a)  Financial Statements of  ML Altis FuturesAccess LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Statements of Changes in Member’s Capital for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Financial Data Highlights for the year ended December 31, 2008 and for period April 2, 2007 (commencement of operations) to December 31, 2007

Notes to Financial Statements

(b)  Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2008 and 2007

Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Statements of Changes in Member’s Capital for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007

Financial Data Highlights for the year ended December 31, 2008 and for period April 2, 2007 (commencement of operations) to December 31, 2007

Notes to Financial Statements

Financial statement schedules not included in this Form 10-K/A have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K/A:

Designation	Description

3.01	Certificate of Formation of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:
Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement filed on March 15, 2007, on Form 10 under the Securities Exchange Act of 1934 (the Registrant’s Registration Statement).

3.02	Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 4.01 contained in the Registrant’s Registration Statement.

10.01	Selling Agreement by and among ML Systematic Momentum FuturesAccess LLC and Merrill Lynch Alternative Investments LLC

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

13.01	Registrant's 2008 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of ML Altis Futures Access LLC

13.03	Financial Statements of ML TransTrend DTP Enhanced Futures Access LLC

Exhibits 13.01, 13.02 and 13.03:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By: /s/ Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date:  March 2, 2010

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2008 FORM 10-K/A
Amendment No. 1

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	Registrant's 2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02
ML Altris FuturesAccess LLC’s Financial Statements for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007, and Independent Auditor’s Report

Exhibit 13.03
ML TransTrend DTP Enhanced FuturesAccess LLC’s  Financial Statements for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007, and Independent Auditor’s Report

Exhibit 31.01 and 31.02	Rule 13a – 14(a) / 15d – 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications