Form 10-K
period 2009-12-31
ML Systematic Momentum FuturesAccess LLC
filed 2010-03-31
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As February 28, 2010 units of limited liability company interest with a Net Asset Value of $868,882,656 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Reports and Report of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2009, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I

Item 1:          Business

(a)                                  General Development of Business:

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced activities on April 2, 2007. The Fund operates as a “fund of funds” allocating and reallocating its capital under the direction of Merrill Lynch Alternate Investments LLC (“MLAI”), the sponsor and manager of the Fund, among eight underlying MLAI sponsored and managed Futures Access Funds (each a “Portfolio Fund,” and collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit ) as of the beginning of each calendar month.

MLAI is the sponsor and the manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the  commodity broker, of the Portfolio Funds. On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The Fund calculates the net asset value per Unit of each class of Units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s net asset value as of any calculation date will generally equal the value of the Fund’s investments in the underlying funds as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

The Net Asset Value and the Net Asset Value per Unit  in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $868,301,244 and $1.1397 for Class A, $1.1596 for Class C, $1.3259 for Class D, $1.2024 for Class I, $1.1833 for Class D1 and $0 for Class DA.

The highest month-end Net Asset Value per Unit  for  Class A since the Fund began operations was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007.) The highest month-end Net Asset Value per Unit  for Class C since the Fund began operations was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007).  The highest month-end Net Asset Value per Unit  for Class D since the Fund began operations was $1.4396 (December 31, 2008) and the lowest was $1.0212 (August 31 2007).The highest month-end Net Asset Value per Unit  for Class I since the Fund began Operations was $1.3199 (December 31, 2008) and the lowest was $0.9500 (August 31, 2007). The highest month-end Net Asset Value per Unit  for Class D1 since the Fund began operations was $1.2848 (December 31, 2008) and the lowest was $0.9113 (August 31, 2007) .  The highest month-end Net Asset Value per Unit  for Class DA since the Fund began Operations was $1.0282 (December 31, 2008) and the lowest was $0.9460 (July 31, 2009).

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

The Portfolio Funds in which the Fund may invest as of December 31, 2009 are: ML Altis FuturesAccess LLC

(“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend Futures (“BlueTrend”), ML Chesapeake FuturesAccess LLC (“Chesapeake”), ML John Locke FuturesAccess LLC (“John Locke”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”) and  ML Winton FuturesAccess LLC (“Winton”).  Each underlying fund has its own Trading Advisor. MLAI, the sponsor and manager of the Fund, may in its discretion, change the Portfolio Funds at any time. MLAI, also at it discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

ML Systematic Momentum FuturesAccess LLC currently invests in the following underlying Portfolio Funds which are advised, respectively, by the trading advisors (“Trading Advisors”) as indicated below:

Portfolio Funds	Trading Advisors

ML Altis FuturesAccess LLC	Altis Partners (Jersey) Limited
(the “Altis Fund”)	(“Altis”)
ML Aspect FuturesAccess LLC	Aspect Capital Limited
(the “Aspect Fund”)	(“Aspect”)
ML Chesapeake FuturesAccess LLC	Chesapeake Capital Corporation
(the “Chesapeake Fund”)	(“Chesapeake”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited
(the “Winton Fund”)	(“Winton”)
ML John Locke FuturesAccess LLC	John Locke Investments SA
(the “John Locke Fund”)	(“John Locke”)
ML BlueTrend FuturesAccess LLC	BlueCrest Capital Management, L.P.
(the “BlueTrend Fund”)	(“BlueTrend”)
ML GSA FuturesAccess LLC*	GSA Capital Partner, LLP
(the “GSA Fund”)	(“GSA”)

* GSA Fund Liquidated as of May 2009

As used herein, references to the Fund’s (i) trading activities, (ii) trading advisors, (iii) custody of assets arrangements and (iv) accounts refer to such activities, trading advisors, arrangements and accounts of the Portfolio Funds through which the Fund invests, as applicable.

Employees

The Fund has no Employees.

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

Market Types

The Portfolio Funds trade on a variety of United States and foreign futures exchanges as well as “over the counter”.  Substantially all of the Portfolio Funds’ off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

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

Custody of Assets

Substantially, all of the Portfolio Funds’ assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S or at a fund managed by an affiliated entity as discussed below.

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

Interest Earned on the Fund’s U.S. Dollar Cash Assets

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” (as defined below) are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a substantial stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on Non-U.S. Dollar Cash Assets

Each FuturesAccess Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such FuturesAccess Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each FuturesAccess Fund’s cash balances, plus open trade equity onU.S. futures; and (b) each FuturesAccess Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.Cash Assets do not include, and the FuturesAccess Funds do not earn interest income on, the FuturesAccess Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each FuturesAccess Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the FuturesAccess Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to FuturesAccess Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the FuturesAccess Funds, lends certain currencies to, and borrows certain currencies from, the FuturesAccess Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,066,617	0.14%	$632,387	0.18%	$504,521	0.60%
Sponsor fees	14,993,578	1.94%	6,953,728	1.97%	485,354	0.58%
Total	$16,060,195	2.08%	$7,586,115	2.15%	$989,875	1.18%

The foregoing table does not reflect the bid-ask spreads paid by the Portfolio Funds on their forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Portfolio Funds’ U.S. dollar assets maintained at MLPF&S.

 The Fund’s average month-end Net Asset Values during 2009, 2008 and 2007 equaled $772,699,779, $352,254,725 and $83,843,527, respectively.

During 2009, the Fund earned $100,827 in interest income, or approximately 0.012 % of the Fund’s average month-end Net Asset Values . During 2008, the Fund earned $97,972 in interest income, or approximately 0.028% of the Fund’s average month-end Net Asset Values . During 2007, the Fund earned $3,827 in interest income, or approximately 0.005% of the Fund’s average month-end Net Asset Values .

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

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, D1 and DA Units are not subject to any sales commission.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

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

Portfolio Funds receive 20% to 25% of their New Trading Profits, as performance fees. For Certain Portfolio Funds MLAI receives 25% of the 20% or 25% performance fee. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.”   The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Portfolio Funds Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by each of the Portfolio Fund’s respective Trading Advisors will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not subject to regulation by any U.S. government agency.

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The Trading Advisors’ past performance may not be representative of how they may trade in the future for the Portfolio Funds.

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

Possibility of Additional Government or Market Regulation

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, MLAI, the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Portfolio Funds will trade in the forward markets in addition to trading in the future markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisor and its principals and their affiliates are combined for speculative position limit purposes. The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisors have not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the trading advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to Trading Advisor misconduct.

Changes in Trading Strategy

The Trading Advisors may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing the Trading Advisors from acquiring positions otherwise indicated by its strategy or making it impossible for the Trading Advisors to close out positions against which the market is moving.

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

Trading on Non-U.S. Exchanges

The Trading Advisors may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency. The Portfolio Funds and consequently the Fund could incur substantial losses trading on foreign exchanges to which they would not have been subject had the Trading Advisors limited their trading to U.S. markets.

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

Item 1B:  Unresolved Staff Comments

MLAI is currently responding to the SEC comment letter dated February 4, 2010.

Item 2:          Properties

The Fund and the Portfolio Funds do not use any physical properties in the conduct of their business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None

Item 4:          Reserved

PART II

Item 5:          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                  Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value , subject to certain early redemption charges.

(b)                                 Holders:

As of December 31, 2009, there were 9,847 holders of Units, none of whom owned 5% or more of the Fund’s Units.

(c)                                  Dividends:

Fund has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph

Not applicable.

(f)                                    Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,599,510	2,865,624	$1.2561
Feb-09	5,720,556	4,586,351	1.2473
Mar-09	6,120,723	4,902,854	1.2484
Apr-09	5,762,982	4,769,891	1.2081
May-09	8,887,887	7,577,702	1.1729
Jun-09	5,546,629	4,676,359	1.1861
Jul-09	6,263,068	5,398,731	1.1601
Aug-09	6,042,246	5,274,307	1.1456
Sep-09	7,667,607	6,611,716	1.1597
Oct-09	15,636,738	13,322,602	1.1737
Nov-09	5,007,503	4,415,009	1.1342
Dec-09	5,237,644	4,439,810	1.1797
Jan-10	8,495,734	7,454,360	1.1397
Feb-10	4,599,449	4,167,678	1.1036

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$28,240,030	21,876,234	$1.2909
Feb-09	26,028,041	20,323,293	1.2807
Mar-09	30,607,819	23,897,423	1.2808
Apr-09	33,059,489	26,693,168	1.2385
May-09	29,957,332	24,935,352	1.2014
Jun-09	19,611,804	16,156,030	1.2139
Jul-09	25,790,268	21,740,089	1.1863
Aug-09	15,532,334	13,269,828	1.1705
Sep-09	16,895,697	14,271,220	1.1839
Oct-09	39,415,410	32,922,995	1.1972
Nov-09	18,657,066	16,140,727	1.1559
Dec-09	13,317,583	11,086,899	1.2012
Jan-10	10,791,109	9,305,889	1.1596
Feb-10	13,643,857	12,160,300	1.1220

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.4396
Feb-09	—	—	1.4312
Mar-09	—	—	1.4343
Apr-09	—	—	1.3898
May-09	—	—	1.3509
Jun-09	—	—	1.3679
Jul-09	5,147,100	3,842,553	1.3395
Aug-09	1,999,999	1,510,117	1.3244
Sep-09	2,574,998	1,918,205	1.3424
Oct-09	599,981	441,065	1.3603
Nov-09	4,568,999	3,471,620	1.3161
Dec-09	1,258,000	917,846	1.3706
Jan-10	1,391,999	1,049,852	1.3259
Feb-10	990,000	770,128	1.2855

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$5,655,080	4,284,476	$1.3199
Feb-09	7,755,169	5,915,461	1.3110
Mar-09	3,879,323	2,955,450	1.3126
Apr-09	5,761,281	4,533,586	1.2708
May-09	7,170,562	5,810,357	1.2341
Jun-09	1,759,941	1,409,757	1.2484
Jul-09	4,077,683	3,338,532	1.2214
Aug-09	2,590,820	2,147,207	1.2066
Sep-09	2,282,822	1,868,256	1.2219
Oct-09	6,931,734	5,603,665	1.2370
Nov-09	1,787,328	1,494,796	1.1957
Dec-09	2,691,529	2,163,435	1.2440
Jan-10	1,914,992	1,592,641	1.2024
Feb-10	3,819,726	3,279,579	1.1647

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2848
Feb-09	3,722,356	2,914,238	1.2773
Mar-09	—	—	1.2800
Apr-09	529,675	427,054	1.2403
May-09	4,504,529	3,736,028	1.2057
Jun-09	1,681,341	1,377,245	1.2208
Jul-09	1,048,230	876,813	1.1955
Aug-09	715,895	605,664	1.1820
Sep-09	—	—	1.1981
Oct-09	807,517	665,116	1.2141
Nov-09	—	—	1.1746
Dec-09	332,104	271,482	1.2233
Jan-10	—	—	1.1833
Feb-10	928,469	809,264	1.1473

CLASS DA

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.0282
Feb-09	—	—	1.0222
Mar-09	—	—	1.0244
Apr-09	—	—	0.9927
May-09	—	—	0.9649
Jun-09	—	—	0.9770
Jul-09	—	—	0.9568
Aug-09	—	—	0.9460
Sep-09	—	—	0.9588
Oct-09	—	—	0.9716
Nov-09	—	—	—
Dec-09	—	—	—
Jan-10	—	—	—
Feb-10	—	—	—

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (Commencement of operations) to December 31, 2007

Trading profit (loss)
Realized, net	$(4,551,852)	$9,202,478	$(560,037)
Change in unrealized, net	(57,300,048)	71,910,257	14,550,075
Total trading profit (loss)	(61,851,900)	81,112,735	13,990,038

INVESTMENT INCOME:
Interest	100,827	97,972	3,827

EXPENSES:
Sponsor fees	14,993,578	6,953,728	485,354
Other	1,066,617	651,887	504,521
Total Expenses	16,060,195	7,605,615	989,875

NET INVESTMENT INCOME (LOSS)	(15,959,368)	(7,507,643)	(986,048)

NET INCOME (LOSS)	$(77,811,268)	$73,605,092	$13,003,990

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$868,301,244	$678,698,088	$120,224,077
Net Asset Value per Class A Unit	1.1397	1.2561	1.0273
Net Asset Value per Class C Unit	1.1596	1.2908	1.0664
Net Asset Value per Class D Unit	1.3259	1.4379	1.1571
Net Asset Value per Class I Unit	1.2024	1.3197	1.0752
Net Asset Value per Class D1 Unit	1.1833	1.2847	1.0350
Net Asset Value per Class DA Unit	—	1.0282	—

See notes to financial statements

As of December 31, 2009 and 2008 the Net Asset Value per Unit of the different Classes are as follows:

December 31, 2009

Net Asset Value per Unit
Class A	$1.1397
Class C	1.1596
Class D	1.3259
Class I	1.2024
Class D1	1.1833
Class DA	—

December 31, 2008

Net Asset Value per Unit
Class A	$1.2561
Class C	1.2909
Class D	1.4396
Class I	1.3199
Class D1	1.2848
Class DA	1.0282

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable financial information to the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9588	$0.9090	$0.9705	$1.0272	$1.0093	$1.0278
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220	$1.1807	$1.2232	$1.2561
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601	$1.1456	$1.1597	$1.1737	$1.1342	$1.1797	$1.1397

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0432	$0.9993	$0.9467	$1.0099	$1.0680	$1.0486	$1.0668
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559	$1.2154	$1.2581	$1.2909
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863	$1.1705	$1.1839	$1.1972	$1.1559	$1.2012	$1.1596

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916	$1.1569	$1.1381	$1.1603
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810	$1.3497	$1.4001	$1.4396
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395	$1.3244	$1.3424	$1.3603	$1.3161	$1.3706	$1.3259

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0444	$1.0017	$0.9500	$1.0146	$1.0743	$1.0559	$1.0756
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777	$1.2397	$1.2848	$1.3199
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214	$1.2066	$1.2219	$1.2370	$1.1957	$1.2440	$1.2024

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9600	$0.9113	$0.9741	$1.0324	$1.0157	$1.0356
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432	$1.2045	$1.2495	$1.2848
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955	$1.1820	$1.1981	$1.2141	$1.1746	$1.2233	$1.1833

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0282
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568	$0.9460	$0.9588	$0.9716	n/a	n/a	n/a

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $137,287,249

Current Capitalization:   $115,433,499

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (9.70)%  (January-October 2009)

Net Asset Value per Unit for Class A, December 31, 2009:   $1.1397

Monthly Rates of Return (4)

Month	2009	2008	2007
January	.70%	1.34%	—
February	0.09	10.48	—
March	(3.22)	(2.29)	—
April	(2.92)	(0.54)	—
May	1.13	3.70	—
June	(2.19)	4.89	—
July	(1.25)	(6.58)	-4.12%
August	1.23	(2.54)	(5.19)
September	1.21	1.31	6.76
October	(3.37)	5.23	5.85
November	4.01	3.60	(1.74)
December	-3.39	2.69	1.83

Compound Annual Rate of Return	(9.27)%	22.21%	2.78%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date total return is 13.97%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $719,845,732

Current Capitalization:   $574,889,256

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.46)%  (January-October 2009)

Net Asset Value per Unit for Class C, December 31, 2009:   $1.1596

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.79)%	1.27%	—
February	0.01	10.40	—
March	(3.30)	(2.38)	—
April	(3.00)	(0.62)	—
May	1.04	3.61	—
June	(2.27)	4.80	4.32%
July	(1.33)	(6.66)	(4.20)
August	1.14	(2.62)	(5.27)
September	1.12	1.22	6.67
October	(3.45)	5.15	5.76
November	3.92	3.51	(1.82)
December	-3.46	2.61	1.74

Compound Annual Rate of Return	(10.17)%	21.00%	6.68%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date total return is 15.95%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $145,222,642

Current Capitalization:   $39,754,375

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (8.87)%  (July-August 2007)

Net Asset Value per Unit for Class D, December 31, 2009:   $1.3259

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.58)%	1.47%	—
February	0.22	10.63	—
March	(3.10)	(2.18)	—
April	(2.80)	(0.41)	3.43%
May	1.26	3.83	3.64
June	(2.08)	5.02	4.54
July	(1.13)	(6.46)	(4.00)
August	1.36	(2.42)	(5.07)
September	1.33	1.43	6.90
October	(3.25)	5.36	5.98
November	4.14	3.73	(1.62)
December	-3.26	2.82	1.96

Compound Annual Rate of Return	(7.90)%	24.06%	16.04%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date total return is 32.40%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $122,231,597

Current Capitalization:   $91,156,074

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (9.40)%  ( January-October 2009)

Net Asset Value per Unit for Class I, December 31, 2009:  $1.2024

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.67)%	1.39%	—
February	0.12	10.52	—
March	(3.18)	(2.27)	—
April	(2.89)	(0.51)	—
May	1.16	3.74	—
June	(2.16)	4.93	4.44%
July	(1.21)	(6.55)	(4.09)
August	1.27	(2.50)	(5.16)
September	1.24	1.33	6.80
October	(3.34)	5.26	5.88
November	4.05	3.65	(1.71)
December	(3.35)	2.72	1.86

Compound Annual Rate of Return	(8.90)%	22.71%	7.56%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date total return is 20.23%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $51,434,332

Current Capitalization:   $47,068,068

Worst Monthly Drawdown(2):  (6.46)% ( July 2008)

Worst Peak-to-Valley Drawdown(3):  (8.87)%  (July-August 2007)

Net Asset Value per Unit for Class D1, December 31, 2009:   $1.1833

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.58)%	1.47%	—
February	0.21	10.62	—
March	(3.10)	(2.18)	—
April	(2.79)	(0.41)	—
May	1.25	3.83	—
June	(2.07)	5.02	—
July	(1.13)	(6.46)	(4.00)
August	1.36	(2.42)	(5.07)
September	1.34	1.43	6.90
October	(3.25)	5.36	5.98
November	4.15	3.74	(1.62)
December	(3.27)	2.83	1.96

Compound Annual Rate of Return	(7.90)%	24.07%	3.56%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date total return is 18.33%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS DA UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2008

Aggregate Subscriptions:    $56,445,187

Current Capitalization:   $ 0

Worst Monthly Drawdown(2): (3.09)% ( March 2009)

Worst Peak-to-Valley Drawdown(3):  (7.99)%  (Jan-July 2009)

Net Asset Value per Unit for Class DA, December 31, 2009:  $0

Monthly Rates of Return (4)

Month	2009	2008
January	(0.58)%	—
February	0.22	—
March	(3.09)	—
April	(2.80)	—
May	1.25	—
June	(2.07)	—
July	(1.13)	—
August	1.35	—
September	1.34	—
October	—	—
November	—	—
December	—	2.82%

Compound Annual Rate of Return	(5.50)%	2.82%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit .. The inception to date of liquidation total return is (2.84)%.  Class DA was liquidated on September 30, 2009.

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

The Portfolio Funds are unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that the Portfolio Funds will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Portfolio Funds and consequently the Fund.

Results of Operations/Performance Summary

2009

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2009	Profit (Loss)
Chesapeake	$548,547
Transtrend	(25,830,157)
Altis	(8,896,043)
Winton	(8,375,671)
Aspect	(8,874,084)
John Locke	(9,350,844)
BlueTrend	2,608,281
GSA*	(3,681,929)

$(61,851,900)

*Liquidated as of May 30, 2009

The Fund experienced a net trading loss for the year ended December 31, 2009 of $61,851,900

Performance of the Portfolio Funds was mixed in January which reflected the choppy markets and diversification of the Portfolio Funds approach to trading. Winton was the best performer, while Altis and GSA performed the worst. The Portfolio Funds profited from falling equities, with long-term managers capturing more of the move. The Portfolio Funds also profited from a continuous down-trend in commodities. Largest losses were suffered in fixed income positions as the U.S. Treasury yields rallied and other global bonds shadowed the move. Time horizon focus did not seem to be a driver of returns in the middle of the first quarter, while asset allocation played a more significant role. The Portfolio Funds had small net short exposures to equity markets and thus registered gains in this asset class. In addition, most of the Portfolio Funds that had long positions in the U.S. dollar against various currencies posted profits. Some of the Portfolio Funds that had long positions in the Japanese yen vs. the U.S. dollar posted losses due to the Japanese yen ending the month down significantly relative to the U.S. dollar. Fixed income markets experienced volatile swings during the month as most of the Portfolio Funds ended with small losses in this sector. At the start of March, most of the Portfolio Funds had long positions in the fixed income markets. and kept this position throughout the month of March and benefited from falling yields. John Locke was the exception, since as a shorter term manager, its positioning was influenced significantly by intra-month choppiness in fixed income markets causing large losses. All other sectors had posted losses in March as a result of significant reversals in many markets. During March, equity markets rallied following some positive corporate news in the first week. When the U.S. Federal Reserve announced the start of quantitative easing mid-month, the U.S. dollar began losing value against most major currencies and the commodity markets which are negatively correlated with the U.S. dollar and risk aversion moved up. Given that most managers in the vertical are medium to long term trend followers, they were not in a position to cut exposures very fast and were negatively affected by these reversals.

The market environment that caused a loss for the Fund in March continued through April as well. The Portfolio Funds continued to be positioned against market moves and experienced losses in most of the sectors they traded. In March, being long fixed income helped to offset losses in equity indices, currencies and commodities. In April, the losses in equity indices, currencies and commodities were more muted as many Portfolio Funds had trimmed risk in those sectors; however, long positions in fixed income proved to be a problem as global bond yields rose significantly, hurting those long positions. Overall, fixed income was the worst performing sector for the Portfolio Funds, followed by currencies. The Portfolio Funds approach to trading was mixed exposure in commodities, making money in some markets and losing money in others. In equities the positioning was more on the short side, but with extremely small exposures; losses thus were muted. May was a continuation of March and April in terms of market direction and moves. Equities and commodities were up, and bonds and the U.S. dollar was down. These new trends gave many Portfolio Fund managers a reason to adjust their portfolios to match the new environment resulting in profits being posted to the Fund. Short and medium term Portfolio Funds were more in sync with markets given that they adjust faster to new trends, while longer term Portfolio Funds have held on to their pre-March positioning somewhat longer and were not able to avoid losses. So the main difference in May relative to March and April was that many Portfolio Funds were now correctly positioned to take advantage of current trends. Short to medium term managers (John Locke, BlueTrend, Altis, Transtrend) had better performance than longer term managers (Winton, Chesapeake, Aspect). The shorter term managers adjusted better to the current market environment where equities and commodities performed well and the U.S. dollar and bonds performed poorly. Risk by asset class continued to be biased towards fixed income which had a roughly 50% risk allocation, down from more than 80% in April. Fixed income was the asset class with the fewest reversals and thus risk had moved there as equities, commodities and currencies experienced changes in trend during March. But the risk allocated to other asset classes were moving up: commodities were a third of the total and the remainder was split between currencies and equities. March, April and May had been characterized by market moves most commonly seen during periods where investors were risk seeking. There were up moves in equities and commodities and down moves in bonds and the U.S. dollar. The Portfolio Fund managers were just beginning to adjust their portfolios to match these new market directions. After suffering losses during March and April (as they were not positioned for the new trends that began in early March), most managers had begun turning around their portfolios to be more in line with where markets were going and many were able to post gains in May, but came to a stop in June as several events took place. First, short term interest rates suffered a sharp reversal during the first week of the month and the U.S. dollar had a similar reversal, gaining against most currencies. Then, mid-month, the up trends in equities and commodities reversed, as sentiment became risk averse again. As a result of these moves, most asset classes ended the month with negative attribution. The worst were short term rates and commodities. The second quarter ended with losses being posted to the Fund. The worst were short term rates and commodities. Medium term managers had the worst performance as they not only suffered from the rates and U.S. dollar moves, but also the reversals in equities and commodities. John Locke, the manager with the shortest time horizon was able to avoid big losses. Winton and Chesapeake, the longest term managers, had relatively smaller losses because the equity and commodity reversals were actually good for them since they were still holding on to their pre-March positions in those asset classes.

Losses were posted to the Fund in July which was characterized by two types of moves in many markets. At the beginning of the month, equities, commodities and bond yields were moving lower while the United States dollar gained ground against other major currencies. In mid-July, sentiment reversed and equities and commodities resumed their up trends from prior month and the United States dollar lost value against other major currencies. The moves in the second part of the month were larger in magnitude, therefore, the Portfolio Funds who shifted towards ‘risk seeking’ trades faster performed better. Transtrend was an underperformer resulting in losses in the synthetic markets it trades in. Losses were posted to the Fund in August attributable to a continuation of trends from the second half of July. Equities and fixed income ended the month up. Similarly, most commodities finished up (except oil, natural gas and grains) and currency performance was mixed. Coming into August, Portfolio Funds had small long positions in all geographies in equity indices. In commodities, the Portfolio Funds had more long positions than short positions i.e. long positions in crude oil, softs and metals with short positions in natural gas, grains and livestock. In currencies, the Portfolio Funds held short positions in the United States dollar and in fixed income; it was long across the yield curve. In general, the equity and fixed income positioning posted profits for the Portfolio Funds throughout the month of August. Similarly, the Portfolio Funds were spot on in their commodity positioning except in crude oil. Currencies were mixed and losses in some markets canceled out profits in others. Sugar, metals and equity positions were the best performers. In September, the Portfolio Funds made most of their profits in equity indices and currencies as trends from late summer continued. Short positions in the United States dollar performed the best as the United States dollar continued to slide against other major currencies. Long equity index and long fixed income positions also continued to be profitable for the Portfolio Funds as there were neither reversals nor choppiness in those asset classes as trends from late summer continued. Commodities detracted from performance due to choppiness in crude oil and huge adverse moves in natural gas. Transtrend was the only Portfolio Fund showing a loss for the month due to its short positions in natural gas.

In October the Portfolio Funds had the positioning that had been working in August and September with long positions in equity indices and fixed income and short positions in the U.S. dollar. In commodities, there were long positions in metals with short positions in energy and grains. These positions worked in the first three weeks of the month. Equities and metals appreciated and the U.S. dollar continued its decline, so those positions posted profits to the Fund. However, the gains were offset by losses from the bond positions where yields rose and in the energy positions prices went up. Overall, the Portfolio Funds finished the first three weeks of October slightly up. In the last week of October, big reversals hit most markets. Equities and commodities declined and the U.S. dollar and bonds rallied posting losses to the Fund. Those reversals proved to be temporary and trends that had been in place since earlier in the year resumed during November. The Portfolio Funds kept their positioning during the week of reversals and thus were able to capitalize on the resumption of trends resulting in profits being posted to the Fund.  In November, market moves were well aligned with positioning. Long positions in equity indices and global equity markets ended the month up significantly, resulting in profits being posted to the Fund. Similarly, the U.S. dollar continued its slid and the Portfolio Funds benefiting from the short positions in the U.S. dollar. In fixed income, global interest rates continued to come down, resulting in profits for the Portfolio Funds posting profits to the Fund in their long positions in interest rates and bond positions. Commodities also contributed positively to performance due to long positions in precious metals. Overall, most managers made money in all asset classes as trends continued in the direction of their positioning. Losses were posted to the Fund in December. This was due primarily to reversals in three of the six major asset classes in which the Fund invests through the Portfolio Funds. Fixed income was the worst performer where yields rose sharply during the month, hurting long positioning in both interest rates and bonds. Currencies also saw a big reversal as the U.S. dollar appreciated sharply against major foreign currencies which went against the Portfolio Funds short positions in the U.S. dollar. Finally in commodities, oil, natural gas and precious metals saw big reversals, especially in the first part of December, hurting existing positions. Equity indices posted profits with the long term up trend continued, generating profits. However, the profits were not enough to offset the losses.

Most of the losses in 2009 came during the March-July period. March marked the beginning of some significant reversals in equities, currencies and commodities which medium and long term trend followers were not well prepared to deal with. These reversals caused relatively large losses at first until mid summer when managers finally turned around their portfolios to match the new trends. The rest of the year was marked by choppiness in a very large number of markets and smaller frequent reversals, which prevented funds from making back earlier losses. Certain Portfolio Funds had relatively weak returns in 2009, underperforming their peers, and Transtrend and Aspect were two such Portfolio Funds. These Poftfolio Funds had some concentrated positions over the course of the year that went against them, causing them to have worse than average returns. BlueTrend was an outperformer as it dealt with reversal periods better and was able to shift its exposures around faster during these periods.

2008

Total Trading
Year ended December 31, 2008	Profit (Loss)
Chesapeake	$3,583,563
Transtrend	16,444,848
Altis	29,676,850
Winton	10,361,844
Aspect	10,548,013
John Locke	10,325,464
BlueTrend	7,948,538
GSA	(7,776,386)

$81,112,735

The Fund experienced a net trading profit for the year ended December 31, 2008 of $81,112,735

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

Profits were posted to the Fund for the second quarter. The Portfolio Funds made gains in their long energy positions at the beginning of the quarter, as oil and natural gas hit historic highs which were offset by losses from reversals in financial futures markets. Most of the Portfolio Funds came into April with short positions in the U.S. dollar, long positions in bonds and short positions in equities. However, markets experienced a relief rally in April as investors began to believe the  credit crisis might be over. This caused the U.S. dollar to rebound, bonds to fall and equities to rise, thus hurting the Portfolio Funds performance. The Portfolio Funds with more energy exposure did better in the month, as well as the Portfolio Funds who had short positions in the financial futures were able to unwind their positions quickly. Profits continued to be posted to the Fund in the middle of the quarter. May was a month where energies jumped to record levels. Crude oil was up 13% and natural gas was up 6.6%, continuing trends from previous months. The primary drivers of performance for the Fund was in the commodities and energy sectors. Non-commodity markets were mixed as most of the Funds managed to be flat to positive in the financial markets overall. The second quarter ended with profits being posted to the Fund. The Portfolio Funds made money through long positions in commodities and short equities positions.

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

2007

Total Trading
Year ended December 31, 2007	Profit (Loss)
Chesapeake	$907,352
Transtrend	3,553,620
Altis	2,911,774
Winton	2,796,394
Aspect	1,770,147
John Locke	1,760,297
Alphasimplex	(943,062)
GSA	1,233,516

$13,990,038

The Fund experienced a net trading profit for the period ended December 31, 2007 of $13,990,038

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

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

Liquidity; Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash at the underlying Fund. The Net Asset Value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Portfolio Funds’ assets are held in cash at the underlying Fund, the Portfolio Funds should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the advisors to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Portfolio Funds positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Portfolio Funds and the Fund have no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

The Portfolio Funds are a speculative commodity pools. The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

The Portfolio Fund’s risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk.  Due to the Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following information with respect to Value at Risk (“VAR”) is set forth in respect of Portfolio Funds separately, rather than for the Partnership on a stand alone basis.

Altis Class DS (1)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$143,099	0.14%	$253,440	$30,906
Energy	173,925	0.17%	479,521	27,763
Interest Rates	8,974,327	8.72%	11,279,824	6,852,385
Metals	377,634	0.37%	846,000	79,345
Stock Indices	514,223	0.50%	1,284,200	32,824
Currencies	268,591	0.26%	614,380	32,398

TOTAL	$10,451,799	10.16%	$14,757,365	$7,055,621

(1) Average capitalization of Altis Class DS is $102,900,268.

Altis Class DS (1)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$537,989	1.05%	$1,457,645	$54,072
Energy	484,425	0.95%	1,866,010	12,268
Interest Rates	5,445,032	10.64%	9,901,636	189,310
Metals	363,811	0.71%	1,102,077	76,849
Stock Indices	454,286	0.89%	2,255,421	17,466
Currencies	587,321	1.15%	3,175,386	60,466

TOTAL	$7,872,864	15.39%	$19,758,175	$410,431

(1) Average capitalization of Altis Class DS is $51,152,408.

Transtrend Class DS (2)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$287,291	0.21%	$1,249,337	$25,964
Energy	473,736	0.35%	1,767,710	8,648
Interest Rates	11,698,484	8.71%	17,620,289	6,258,260
Metals	184,060	0.14%	568,495	2,859
Stock Indices	703,797	0.52%	1,882,750	35,158
Currencies	551,625	0.41%	1,936,468	63,452

TOTAL	$13,898,993	10.34%	$25,025,049	$6,394,341

(2) Average capitalization of Transtrend Class DS is $134,299,237.

Transtrend Class DS (2)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$230,975	0.41%	$737,580	$11,638
Energy	361,749	0.65%	1,088,792	7,598
Interest Rates	4,203,179	7.55%	5,982,076	1,355,396
Metals	171,708	0.31%	464,718	6,735
Stock Indices	340,747	0.61%	708,767	93,824
Currencies	839,469	1.51%	2,386,648	28,161

TOTAL	$6,147,827	11.04%	$11,368,581	$1,503,352

(2) Average capitalization of Transtrend Class DS is $55,662,905.

Aspect Class DS (3)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$80,011	0.10%	$304,395	$2,532
Energy	64,288	0.08%	156,172	8,652
Interest Rates	8,234,058	10.46%	15,531,929	4,899,067
Metals	160,258	0.20%	642,631	3,770
Stock Indices	225,044	0.29%	874,765	6,162
Currencies	417,518	0.53%	1,162,691	101,820

TOTAL	$9,181,177	11.66%	$18,672,583	$5,022,003

(3) Average Capitalization of Aspect Class DS is $78,704,541.

Aspect Class DS (3)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$148,700	0.34%	$714,478	$32,584
Energy	233,858	0.53%	986,545	34,838
Interest Rates	4,320,580	9.83%	9,259,536	1,806,236
Metals	100,382	0.23%	453,072	30,959
Stock Indices	286,373	0.65%	1,162,802	12,758
Currencies	519,459	1.18%	1,999,966	21,707

TOTAL	$5,609,352	12.76%	$14,576,399	$1,939,082

(3) Average Capitalization of Aspect Class DS is $43,969,426.

Chesapeake Class DS (4)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$497,738	0.63%	$1,421,839	$82,583
Energy	286,359	0.36%	1,259,154	—
Interest Rates	6,197,947	7.82%	12,519,402	3,643,951
Metals	749,491	0.95%	2,270,314	36,503
Stock Indices	5,263	0.01%	60,929	—
Stock Futures	622,603	0.79%	2,759,350	—
Currencies	334,975	0.42%	1,066,633	24,613

TOTAL	$8,694,376	10.98%	$21,357,621	$3,787,650

(4) Average capitalization of Chesapeake Class DS is $79,257,947.

Chesapeake Class DS (4)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$424,562	0.97%	$1,109,107	$37,416
Energy	326,563	0.75%	831,598	—
Interest Rates	3,795,627	8.70%	5,290,783	1,900,688
Metals	177,554	0.41%	463,991	16,817
Stock Indices	0	0.00%	0	—
Stock Futures	77,646	0.18%	194,747	—
Currencies	563,387	1.29%	1,593,178	8,064

TOTAL	$5,365,339	12.30%	$9,483,404	$1,962,985

(4) Average capitalization of Chesapeake Class DS is $43,646,766.

Winton Class DS (5)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,746	0.04%	$149,603	$2,205
Energy	31,407	0.02%	71,287	951
Interest Rates	7,461,866	5.51%	8,893,168	6,431,814
Metals	154,343	0.11%	511,177	12,354
Stock Indices	310,604	0.23%	1,122,663	55,130
Currencies	645,294	0.48%	1,287,106	132,495

TOTAL	$8,662,260	6.39%	$12,035,004	$6,634,949

(5) Average capitalization of Winton Class DS is $135,368,736.

Winton Class DS (5)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$214,796	0.39%	$519,675	$18,738
Energy	225,550	0.41%	595,566	25,326
Interest Rates	3,710,683	6.73%	5,492,995	2,436,724
Metals	142,340	0.26%	342,340	2,260
Stock Indices	357,042	0.65%	1,461,669	13,188
Currencies	633,040	1.15%	1,425,678	48,123

TOTAL	$5,283,451	9.59%	$9,837,923	$2,544,359

(5) Average capitalization of Winton Class DS is $55,171,794.

John Locke Class DS (6)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$313,590	0.24%	$968,849	$6,390
Energy	403,371	0.31%	1,812,797	16,382
Interest Rates	34,726,623	26.79%	305,915,780	1,922,404
Metals	553,205	0.43%	3,324,914	30,523
Stock Indices	467,182	0.36%	1,976,182	10,675
Currencies	2,189,133	1.69%	13,102,677	284,578

TOTAL	$38,653,104	29.82%	$327,101,199	$2,270,952

(6) Average capitalization of John Locke Class DS is $129,613,433.

John Locke Class DS (6)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$81,008	0.16%	$264,554	$3,386
Energy	93,615	0.19%	368,725	9,148
Interest Rates	2,846,509	5.78%	4,922,791	769,897
Metals	72,635	0.15%	221,857	24,169
Stock Indices	79,826	0.16%	261,571	9,144
Currencies	302,614	0.61%	585,364	36,707

TOTAL	$3,476,207	7.05%	$6,624,862	$852,451

(6) Average capitalization of John Locke Class DS is $49,220,916.

GSA Class DS (7)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$435,011	0.46%	$815,648	$3,108
Energy	526,153	0.56%	1,174,250	46,954
Interest Rates	3,525,322	3.73%	5,661,734	60,305
Metals	340,934	0.36%	1,145,669	31,825
Stock Indices	1,859,526	1.97%	4,304,255	49,439
Currencies	631,915	0.67%	1,553,411	126,297

TOTAL	$7,318,861	7.75%	$14,654,967	$317,928

(7) Average capitalization of GSA Class DS is $94,571,167

* Fund Liquidated as of May 2009

GSA Class DS (7)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$285,166	0.64%	$1,152,955	$2,042
Energy	202,513	0.46%	1,064,598	73
Interest Rates	3,436,052	7.75%	6,162,630	733,412
Metals	95,405	0.22%	383,155	1,862
Stock Indices	1,418,651	3.20%	4,930,657	32,488
Currencies	796,969	1.80%	3,194,233	15,376

TOTAL	$6,234,756	14.07%	$16,888,228	$785,253

(7) Average capitalization of GSA Class DS is $44,330,539

BlueTrend Class DS (8)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$8,854	0.02%	$18,143	$1,911
Energy	73,830	0.13%	203,775	3,359
Interest Rates	4,042,757	7.27%	7,381,548	2,075,299
Metals	16,462	0.03%	46,937	2,774
Stock Indices	149,273	0.27%	503,568	6,718
Currencies	36,183	0.07%	124,434	1,492

TOTAL	$4,327,359	7.79%	$8,278,405	$2,091,553

(8) Average capitalization of BlueTrend Class DS is $55,643,996

BlueTrend Class DS (8)	December 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$9,193	0.02%	$12,073	$5,601
Energy	19,281	0.05%	23,984	15,292
Interest Rates	2,114,861	5.06%	2,819,418	1,731,202
Metals	12,429	0.03%	24,924	4,706
Stock Indices	81,211	0.19%	193,271	23,960
Currencies	23,859	0.06%	35,515	11,374

TOTAL	$2,260,834	5.41%	$3,109,185	$1,792,135

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

Risk Management

Portfolio Funds attempt to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Portfolio Funds double check the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Portfolio Funds seek to control overall risk as well as the risk of any one position, and Portfolio Funds trade only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Portfolio Funds factor the point of exit into the decision to enter (stop loss).  The size of Portfolio Fund’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Portfolio Funds investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Portfolio Funds may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

Portfolio Funds may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Portfolio Funds at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of Portfolio Fund’s investment strategy.  At its discretion, Portfolio Funds may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Fund and the Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

The Fund and the Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market fund in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S and in the BlackRock sponsored money market fund.

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2009

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2009	2009	2009	2009	2008	2008	2008	2008
Total Income (Loss)	$(21,795,932)	$13,613,925	$(27,712,377)	$(25,856,689)	$69,068,458	$(29,629,492)	$28,127,418	$13,644,323
Total Expenses	4,679,304	4,290,343	3,649,738	3,440,810	2,710,614	2,267,381	1,544,586	1,063,534
Net Income (Loss)	$(26,475,236)	$9,323,582	$(31,362,115)	$(29,297,499)	$66,357,844	$(31,896,873)	$26,582,832	$12,580,789

Net Income (Loss) per weighted average Unit (a)	$(0.0359)	$0.0133	$(0.0488)	$(0.0504)	$0.1347	$(0.0851)	$0.1059	$0.0942

(a) The Net Income (Loss) per weighted average Unit is based on the weighted average of the total Units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI, the Manager of the Fund, dismissed Deloitte & Touche as the independent registered public accounting firm for the Fund, effective April 20, 2009. The Board of Managers of the Manager, on behalf of the Fund, approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Fund effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A(T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the year ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2009, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

  Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Portfolio Funds’ Trading Advisors on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri                                                            Chief Executive Officer, President and Manager

Barbra E. Kocsis                                                 Chief Financial Officer

(Principal Financial and Accounting Officer)

Deann Morgan                                                            Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis,43 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

As of December 31, 2009, the principals of MLAI had no investment in the Fund.

MLAI acts as the sponsor, general partner or manager to  seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Bluetrend FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                 Identification of Certain Significant Employees:

None.

(d)                                Family Relationships:

None.

(e)                                 Business Experience:

See Item 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                Promoters and Control Persons:

Not applicable.

(h)                                Section 16(a) Beneficial Ownership Reporting Compliance:

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

(b)                                 Security Ownership of Management:

As of December 31, 2009, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized of Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                  Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Portfolio Funds pay MLPF&S and its affiliates  substantial Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades.  The Portfolio Funds also pay MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

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

In 2009, the Fund expensed (i) Sponsor fees of $14,993,578 earned by MLAI.

The Fund holds cash at an unaffiliated bank which invests such cash in a money market fund which is managed by BlackRock, a related party to MLAI.  The Cash and cash equivalents as seen on the Statements of Financial Condition is the amount held by the related party.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                 Indebtedness of Management:

None.

(d)                                Transactions with Promoters:

Not applicable.

(e)                                 Director Independence

No person who served as a manager of MLAI during 2009 would be considered independent (based on the definition of an independent director under the NASDAQ rules.)

Item 14: Principal Accountant Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2009 were $93,000.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audits of the Fund’s financial statements as of and for the year ended December 31, 2008 were $93,000, respectively.

(b)                                Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2009 and 2008 related to the Fund.

(c)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affilitates for the year ended December 31, 2009 for professional services rendered to the fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2009 were $52,250.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2008 were $65,000, respectively.

(d)                                All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 and for any other professional services in relation to the Fund.

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

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	Statements of Financial Condition as of December 31, 2009 and 2008	3

	Statements of Operations for the years ended December 31, 2009 and 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007:	4

	Statement of Changes in Members’ Capital for the years ended December 31, 2009 and 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007:	5

	Financial Data Highlights for the year ended December 31, 2009 and 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007:	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

	(a) Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2009 and 2008	2

	Statements of Operations for the years ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	3

	Statements of Changes in Member’s Capital for the years ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	4

	Financial Data Highlights for the years ended December 31, 2009, 2008 and for period April 2, 2007 (commencement of operations) to December 31, 2007	6

	Notes to Financial Statements	9

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

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.1 contained in the Registration Statement (File No. 0-52505) filed on November 14, 2007, on Form 10 under the Securities Exchange Act of 1934 (the Registrant’s Registration Statement).

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is filed herewith.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Exhibit 13.01
Exhibit 13.02:	are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01	Are filed herewith.
and 31.02:

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 31, 2010
Deann Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02

ML Transtrend DTP Enchanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2009 and 2008 and for the period April 2, 2007 (Commencement of Operations) to December 31, 2007 and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications