Form 10-Q
period 2010-03-31
ML Systematic Momentum FuturesAccess LLC
filed 2010-05-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, 763,642,279 units of limited liability company interest were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS:

Cash and cash equivalents	$104,603	$54,630,410
Investment in Portfolio Funds (Cost $872,268,984 at 2010 and $757,978,343 at 2009)	924,235,227	787,161,250
Receivable from Portfolio Fund	9,440,648	36,355,806
Other assets	58,230	66,913

TOTAL ASSETS	$933,838,708	$878,214,379

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,532,107	$1,442,757
Redemptions payable	17,989,090	8,071,178
Other liabilities	412,163	399,200

Total liabilities	19,933,360	9,913,135

MEMBERS’ CAPITAL:
Members’ Interest (763,642,279 Units and 742,615,122 Units outstanding; unlimited Units authorized)	913,905,348	868,301,244
Total members’ capital	913,905,348	868,301,244

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$933,838,708	$878,214,379

NET ASSET VALUE PER UNIT (SEE NOTE 6)

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2010	March 31, 2009
TRADING PROFIT (LOSS):

Realized, net	$4,340,632	$735
Change in unrealized, net	22,783,336	(25,864,866)

Total trading profit (loss)	27,123,968	(25,864,131)

INVESTMENT INCOME:
Interest	1,599	7,442

EXPENSES:
Sponsor fee	4,395,205	3,263,123
Other	272,487	177,687
Total expenses	4,667,692	3,440,810

NET INVESTMENT INCOME (LOSS)	(4,666,093)	(3,433,368)

NET INCOME (LOSS)	$22,457,875	$(29,297,499)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	109,864,257	50,543,546
Class C	511,070,874	354,696,908
Class D	31,546,416	32,607,973
Class I	78,405,395	60,599,596
Class D1	39,777,603	32,455,297
Class DA*	—	50,557,717

Net income (loss) per weighted average Unit
Class A	$0.0300	$(0.0506)
Class C	$0.0274	$(0.0538)
Class D	$0.0399	$(0.0458)
Class I	$0.0328	$(0.0492)
Class D1	$0.0336	$(0.0439)
Class DA*	$—	$(0.0348)

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010
Class A	43,411,942	12,354,829	(1,744,770)	54,022,001	101,281,370	14,934,123	(9,710,317)	106,505,176
Class C	317,357,227	66,096,950	(22,206,229)	361,247,948	495,761,388	35,327,219	(20,012,209)	511,076,398
Class D	34,878,314	—	(5,511,010)	29,367,304	29,983,145	1,819,980	(3,364,900)	28,438,225
Class I	53,200,108	13,155,387	(5,352,553)	61,002,942	75,813,210	6,177,421	(2,820,717)	79,169,914
Class D1	31,040,046	2,914,238	(1,582,722)	32,371,562	39,776,009	809,264	(2,132,707)	38,452,566
Class DA*	52,795,442	—	(5,661,791)	47,133,651	—	—	—	—

Total Members’ Units	532,683,079	94,521,404	(42,059,075)	585,145,408	742,615,122	59,068,007	(38,040,850)	763,642,279

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010
Class A	$54,529,667	$15,440,789	$(2,148,819)	$(2,555,650)	$65,265,987	$115,433,469	$16,789,483	$(11,061,914)	$3,295,837	$124,456,875
Class C	409,646,343	84,875,891	(28,065,108)	(19,083,152)	447,373,974	574,889,257	40,138,124	(22,900,947)	13,991,336	606,117,770
Class D	50,152,681	—	(7,900,412)	(1,494,918)	40,757,351	39,754,376	2,381,999	(4,591,406)	1,260,100	38,805,069
Class I	70,208,485	17,289,573	(7,009,265)	(2,978,698)	77,510,095	91,156,074	7,271,461	(3,303,652)	2,573,507	97,697,390
Class D1	39,876,273	3,722,356	(2,025,884)	(1,423,587)	40,149,158	47,068,068	928,469	(2,505,388)	1,337,095	46,828,244
Class DA*	54,284,639	—	(5,735,566)	(1,761,494)	46,787,579	—	—	—	—	—

Total Members’ Interest	$678,698,088	$121,328,609	$(52,885,054)	$(29,297,499)	$717,844,144	$868,301,244	$67,509,536	$(44,363,307)	$22,457,875	$913,905,348

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1397	$1.1596	$1.3259	$1.2024	$1.1833

Net Realized and net change in unrealized trading profit (loss)	0.0334	0.0339	0.0390	0.0353	0.0348
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0045)	(0.0075)	(0.0004)	(0.0037)	(0.0003)

Net asset value, end of period	$1.1686	$1.1860	$1.3645	$1.2340	$1.2178

Total Return: (a)

Total return	2.53%	2.27%	2.91%	2.63%	2.91%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.66%	0.03%	0.31%	0.03%

Net investment income (loss)	-0.41%	-0.66%	-0.03%	-0.31%	-0.03%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class DA

Per Unit Operating Performance:

Net asset value, beginning of period	1.2561	1.2908	1.4379	1.3197	1.2847	1.0282

Net Realized and net change in unrealized trading profit (loss)	(0.0430)	(0.0442)	(0.0494)	(0.0453)	(0.0441)	(0.0353)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0050)	(0.0081)	0.0013	(0.0036)	(0.0003)	(0.0002)

Net asset value, end of period	$1.2081	$1.2385	$1.3898	$1.2708	$1.2403	$0.9927

Total Return: (a)

Total return	-3.82%	-4.06%	-3.46%	-3.72%	-3.46%	-3.46%

Ratios to Average Members’ Capital:

Expenses	0.40%	0.65%	0.02%	0.30%	0.02%	0.02%

Net investment income (loss)	-0.40%	-0.65%	-0.02%	-0.30%	-0.02%	-0.02%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced activities on April 2, 2007. The Fund operates as a “fund of funds” allocating and reallocating its capital under the direction of Merrill Lynch Alternate Investments LLC (“MLAI”), the sponsor and manager of the Fund, among seven underlying MLAI sponsored and managed Futures Access Funds (each a “Portfolio Fund,” and collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2010, and the results of its operations for the three months ended March 31, 2010 and 2009. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

The Fund offers four Classes of Units to retail investors: Class A, Class C, Class D and Class I. Each Class of Units was offered at $1.00 per Unit and subsequently is offered at Net Asset Value per Unit (see Note 4). The four Classes of Units are subject to different Sponsor fees. Classes D1 and DA are used exclusively for investments made by Systematic Momentum FuturesAccess LTD and Systematic Momentum FuturesAccess II LLC, respectively, and are not charged Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of March 31, 2010 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Tudor Tensor FuturesAccess LLC (Tudor Tensor) and ML Winton FuturesAccess LLC (“Winton”). MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on a trade date basis. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ Managers.

At March 31, 2010, details of Investments in Portfolio Funds are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 3/31/10	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	12.99%	118,682,027	(1,177,333)	119,864,886	(529,498)	—	monthly
Chesapeake*	0.00%	—	(2,598,009)	—	(144,407)	—	monthly
Transtrend	18.45%	168,655,498	11,165,669	167,506,863	(816,299)	—	monthly
Altis	13.21%	120,748,358	3,131,126	97,322,790	(581,314)	—	monthly
Winton	18.30%	167,287,882	6,812,399	157,007,977	(809,032)	—	monthly
Aspect	10.10%	92,331,389	3,236,684	88,339,594	(448,547)	—	monthly
John Locke	13.72%	125,349,664	(2,681,235)	129,710,156	(615,925)	—	monthly
BlueTrend	14.35%	131,180,409	9,234,667	112,516,718	(538,266)	—	monthly

	101.12%	$924,235,227	$27,123,968	$872,268,984	$(4,483,288)	$—

* Liquidated as of January 31, 2010.

At December 31, 2009, details of Investments in Portfolio Funds are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/09	Management Fees	Performance Fees	Redemptions Permitted
Chesapeake**	10.26%	89,097,919	548,547	85,817,248	(1,610,421)	(66,420)	monthly
Transtrend	17.53%	152,211,381	(25,830,157)	159,370,194	(2,728,503)	(174)	monthly
Altis	13.28%	115,332,711	(8,896,043)	95,037,963	(2,077,161)	—	monthly
Winton	18.27%	158,630,744	(8,375,671)	155,014,029	(2,753,086)	(76)	monthly
Aspect	9.92%	86,166,474	(8,874,084)	85,326,225	(1,594,961)	(4,182)	monthly
John Locke	14.37%	124,737,088	(9,350,844)	126,419,973	(2,692,888)	—	monthly
BlueTrend	7.02%	60,984,933	2,608,281	50,992,711	(1,136,431)	(575,116)	monthly
GSA*	0.00%	—	(3,681,929)	—	(690,487)	—	monthly

	90.65%	$787,161,250	$(61,851,900)	$757,978,343	$(15,283,938)	$(645,968)

* Liquidated as of May 2009

** Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which requires disclosure.

As of March 31, 2010

	Total Assets	Total Liabilities	Total Capital
Bluetrend	$250,350,337	$8,589,953	$241,760,384
Transtrend	266,062,137	14,549,068	251,513,069

Total	$516,412,474	$23,139,021	$493,273,453

As of December 31, 2009

	Total Assets	Total Liabilities	Total Capital
Transtrend	$238,072,475	$2,171,789	$235,900,686

	$238,072,475	$2,171,789	$235,900,686

For the three months ended March 31, 2010

				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Bluetrend	$13,126,264	$(109,451)	$(3,782,146)	$9,234,667
Transtrend	12,345,412	(274,475)	(905,268)	11,165,669

Total	$25,471,676	$(383,926)	$(4,687,414)	$20,400,336

For the three months ended March 31, 2009

				Net
	Income (Loss)	Commissions	Other	Income (Loss)
John Locke	$(8,137,256)	$(296,643)	$(598,029)	$(9,031,928)

Total	$(8,137,256)	$(296,643)	$(598,029)	$(9,031,928)

3.                     FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized gains and losses on investments are recognized when the investments are sold. Any change in net unrealized gain or loss from the preceding period is reported on the Statements of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. MLAI’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2010	$924,235,227	$—	$924,235,227	$—
December 31, 2009	$787,161,250	$—	$787,161,250	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2010.

4.               NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

Net Asset Value per Unit
Class A	$1.1686
Class C	1.1860
Class D	1.3645
Class I	1.2340
Class D1	1.2178
Class DA	—

December 31, 2009

Net Asset Value per Unit
Class A	$1.1397
Class C	1.1596
Class D	1.3259
Class I	1.2024
Class D1	1.1833
Class DA	—

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by respective trading advisors.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition of the Portfolio Funds. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

6.               RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 rollforward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the Sponsor has determined that the adoption of this update on January 1, 2010, did not have a material impact to the Fund’s financial statements.

7.               SUBSEQUENT EVENTS

BlueCrest recently notified MLAI that it would close the underlying trading strategy of BlueTrend to new investments due to capacity constraints on the strategy.  BlueCrest is taking this action in order to help protect the future performance of the BlueTrend trading strategy from over-investment.  Based on BlueCrest’s decision, MLAI closed BlueTrend to new investments as of April 1, 2010,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the year is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes, as discussed in Note 4 to the financial statements.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s investments in the underlying funds as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2009	$1.2473	$1.2484	$1.2081
2010	$1.1036	$1.1154	$1.1686

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2009	$1.2807	$1.2808	$1.2385
2010	$1.1220	$1.1329	$1.1860

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2009	$1.4312	$1.4343	$1.3898
2010	$1.2855	$1.3008	$1.3645

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2009	$1.3110	$1.3126	$1.2708
2010	$1.1647	$1.1774	$1.2340

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.
2009	$1.2773	$1.2800	$1.2403
2010	$1.1473	$1.1609	$1.2178

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.
2009	$1.0222	$1.0244	$0.9927

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Fund capital increased 5.25% from $868,301,244 to $913,905,348.  This increase was attributable to the net gain from operations of $22,457,875, coupled with the redemption of 38,040,850 Redeemable Units resulting in an outflow of $44,363,307.  The cash outflow was offset with cash inflow of $67,509,536 due to subscription of 59,068,007 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC’s guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2007.

Results of Operations

January 1, 2010 to March 31, 2010

The Fund experienced a net trading profit for the first quarter of 2010 of $27,123,968.

The Portfolio Funds’ long positions in equities, commodities and short positions in the U.S. dollar resulted in profits posted to the Fund at the beginning of January.  Markets then reversed and losses were posted in each of these asset classes and all gains accumulated through the middle of the month were given back in these various markets.  Fixed income was one asset class where existing positioning were profitable. Long positions in short term interest rate contracts posted gains however, these gains were not enough to offset losses in the three other major asset classes resulting in losses being posted to the Fund at the end of January.

Five of the seven Portfolio Funds had positive performance in February resulting in profits being posted to the Fund. These were the medium and long term trend followers: Altis, Aspect, BlueTrend, Transtrend and Winton. Long positions in fixed income drove performance. Yields generally moved lower over the course of the month and managers benefited from having long exposure to both bonds and short term interest rate contracts. The Portfolio Funds’ benefited from short positions in European currency exposure due to the Euro and British pound losing value against the U.S. dollar. In other asset classes, some choppiness and a lack of significant trends meant that equity indices and commodities did not have much of an impact on the month’s returns. These two trading advisors, John Locke and Tudor Tensor, had negative performance in the month of February. These two managers utilize trend following as an important allocation and made money in the same areas as other trend followers. However, they also allocate capital to shorter term strategies. One of these strategies, pattern recognition, suffered large losses in several markets that showed significant choppiness in February which was not enough to offset the profits posted to the Fund.

All of the Portfolio Funds in the Fund had positive performance in March resulting in profits being posted to the Fund. Equity indices drove performance for most Portfolio Funds’ trading advisors. Positioning was firmly on the long side due to the strength of the current up trends in global equity indices. Commodities were also profitable across the board due to long positions in oil and metals and short positions in natural gas and grains. Positioning was spot on in most of these sub sectors. Oil and metals generally rose and natural gas and grains declined in March. Currencies also posted profits to the Fund. The Euro and British pound ended the month down, benefiting short positions in these currencies. On the other hand the Canadian and Australian dollars rose, resulting in profits due to their long positions in these currencies. Fixed income was the only losing asset class. Short term interest rate contracts generally stayed flat, but yields on longer term government bonds rose during the month, causing some losses to long positions in those instruments. Overall, the yield moves were not very large, so losses were contained.

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

At the start of March, most of the Portfolio Funds had long positions in the fixed income markets and kept this position throughout the month of March and benefited from falling yields. John Locke was the exception. As a shorter term manager, its positioning was influenced significantly by intra-month choppiness in fixed income markets, causing large losses.

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

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

Quantitative Forward Looking Statements

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2010 and March 31, 2009.

Altis Class DS (1)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,648,512	1.42%	$1,783,484	$1,465,924
Energy	3,293,230	2.84%	3,562,863	2,928,475
Interest Rates	3,899,614	3.37%	4,218,894	3,467,695
Metals	154,223	0.13%	166,850	137,142
Stock Indices	794,061	0.69%	859,075	706,111
Currencies	285,077	0.25%	308,417	253,502

TOTAL	$10,074,717	8.70%	$10,899,583	$8,958,849

(1) Average capitalization of Altis Class DS is $115,884,948.

Altis Class DS (1)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$171,657	0.18%	$514,971	$87,114
Energy	187,692	0.20%	563,075	134,610
Interest Rates	10,463,884	11.09%	31,391,652	9,720,435
Metals	84,583	0.09%	253,748	79,345
Stock Indices	96,054	0.10%	288,163	50,163
Currencies	282,697	0.30%	848,090	50,954

TOTAL	$11,286,567	11.96%	$33,859,699	$10,122,621

(1) Average capitalization of Altis Class DS is $94,317,331.

Transtrend Class DS (2)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,545,336	0.98%	$2,163,359	$979,787
Energy	6,316,357	4.00%	8,842,445	4,004,751
Interest Rates	3,612,968	2.29%	5,057,895	2,290,725
Metals	1,440,857	0.91%	2,017,096	913,544
Stock Indices	2,205,017	1.39%	3,086,865	1,398,044
Currencies	4,993,884	3.16%	6,991,078	3,166,265

TOTAL	$20,114,419	12.73%	$28,158,738	$12,753,116

(2) Average capitalization of Transtrend Class DS is $158,105,697.

Transtrend Class DS (2)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$491,077	0.42%	$1,473,232	$166,927
Energy	426,025	0.37%	1,278,075	79,737
Interest Rates	7,143,450	6.17%	21,430,349	5,256,336
Metals	26,067	0.02%	78,200	5,041
Stock Indices	484,204	0.42%	1,452,613	29,529
Currencies	94,325	0.08%	282,974	53,294

TOTAL	$8,665,148	7.48%	$25,995,443	$5,590,864

(2) Average capitalization of Transtrend Class DS is $115,748,006

Aspect Class DS (3)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$611,487	0.69%	$687,648	$497,383
Energy	1,225,904	1.38%	1,378,592	997,150
Interest Rates	3,342,184	3.77%	3,758,457	2,718,532
Metals	1,015,024	1.15%	1,141,446	825,620
Stock Indices	1,260,332	1.42%	1,417,307	1,025,154
Currencies	164,004	0.19%	184,430	133,400

TOTAL	$7,618,935	8.60%	$8,567,880	$6,197,239

(3) Average Capitalization of Aspect Class DS is $88,559,906.

Aspect Class DS (3)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$57,687	0.08%	$173,062	$37,404
Energy	28,174	0.04%	84,523	19,478
Interest Rates	4,654,681	6.39%	13,964,044	3,682,002
Metals	37,762	0.05%	113,286	31,554
Stock Indices	38,590	0.05%	115,770	35,081
Currencies	138,577	0.19%	415,732	76,525

TOTAL	$4,955,471	6.80%	$14,866,417	$3,882,044

(3) Average Capitalization of Aspect Class DS is $72,792,703

Winton Class DS (4)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,351,482	0.84%	$1,567,956	$1,162,046
Energy	884,608	0.55%	1,026,300	760,613
Interest Rates	2,504,481	1.56%	2,905,637	2,153,429
Metals	2,487,213	1.55%	2,885,603	2,138,582
Stock Indices	2,477,033	1.54%	2,873,793	2,129,829
Currencies	1,638,238	1.02%	1,900,644	1,408,607

TOTAL	$11,343,055	7.06%	$13,159,933	$9,753,106

(4) Average capitalization of Winton Class DS is $160,674,996

Winton Class DS (4)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$85,984	0.07%	$257,952	$56,998
Energy	15,785	0.01%	47,355	5,375
Interest Rates	5,367,841	4.65%	16,103,522	4,729,437
Metals	16,076	0.01%	48,228	8,792
Stock Indices	44,503	0.04%	133,510	39,237
Currencies	180,741	0.16%	542,224	94,298

TOTAL	$5,710,930	4.94%	$17,132,791	$4,934,137

(4) Average capitalization of Winton Class DS is $115,346,611

John Locke Class DS (5)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$301,229	0.24%	$319,492	$291,928
Energy	286,429	0.23%	303,794	277,585
Interest Rates	250,762	0.20%	265,965	243,019
Metals	244,363	0.20%	259,178	236,818
Stock Indices	241,826	0.20%	256,487	234,359
Currencies	57,512	0.05%	60,999	55,737

TOTAL	$1,382,121	1.12%	$1,465,915	$1,339,446

(5) Average capitalization of John Locke Class DS is $123,356,365.

John Locke Class DS (5)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$601,875	0.56%	$1,805,624	$351,245
Energy	875,131	0.82%	2,625,394	193,188
Interest Rates	105,904,949	98.93%	317,714,846	1,922,404
Metals	1,133,197	1.06%	3,399,590	30,523
Stock Indices	892,539	0.83%	2,677,617	69,733
Currencies	5,806,748	5.42%	17,420,245	585,988

TOTAL	$115,214,439	107.62%	$345,643,316	$3,153,081

(5) Average capitalization of John Locke Class DS is $107,055,519

BlueTrend Class DS (6)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$578,138	0.61%	$798,299	$276,899
Energy	4,951,589	5.26%	6,837,201	2,371,559
Interest Rates	4,110,188	4.36%	5,675,386	1,968,571
Metals	489,640	0.52%	676,100	234,513
Stock Indices	2,491,791	2.64%	3,440,688	1,193,441
Currencies	167,103	0.18%	230,737	80,034

TOTAL	$12,788,449	13.57%	$17,658,411	$6,125,017

(6) Average capitalization of BlueTrend Class DS is $94,225,778.

BlueTrend Class DS (6)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,859	0.02%	$35,578	$7,253
Energy	7,406	0.01%	22,219	4,902
Interest Rates	3,316,792	6.52%	9,950,376	3,211,335
Metals	6,031	0.01%	18,092	4,048
Stock Indices	36,509	0.07%	109,526	25,728
Currencies	12,187	0.02%	36,562	5,450

TOTAL	$3,390,784	6.67%	$10,172,353	$3,258,717

(6) Average capitalization of BlueTrend Class DS is $44,805,928

Tudor Tensor Class DS (7)	March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$231,909	0.22%	$327,215	$174,880
Energy	1,124,129	1.06%	1,586,104	847,693
Interest Rates	1,439,048	1.36%	2,030,443	1,085,170
Metals	353,361	0.33%	498,579	266,466
Stock Indices	2,357,976	2.23%	3,327,019	1,778,124
Currencies	1,276,021	1.21%	1,800,419	962,233

TOTAL	$6,782,444	6.41%	$9,569,779	$5,114,566

(7) Average capitalization of Tudor Tensor Class DS is $105,723,082.

Chesapeake Class DS (4)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$155,986	0.21%	$467,957	111,679
Interest Rates	3,502,467	4.81%	10,507,400	3,227,371
Metals	36,515	0.05%	109,544	33,200
Stock Futures	491	0.00%	1,474	276
Currencies	33,578	0.05%	100,733	20,189

TOTAL	$3,729,037	5.12%	$11,187,108	$3,392,715

(4) Average capitalization of Chesapeake Class DS is $72,867,192

* Liquidated as of January 31, 2010.

GSA Class DS (7)	March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$578,979	0.62%	$1,736,937	$165,243
Energy	685,887	0.73%	2,057,660	82,472
Interest Rates	2,813,185	3.00%	8,439,554	60,305
Metals	443,970	0.47%	1,331,909	66,177
Stock Indices	2,462,888	2.63%	7,388,665	440,437
Currencies	800,455	0.85%	2,401,364	370,036

TOTAL	$7,785,364	8.30%	$23,356,089	$1,184,670

(7) Average capitalization of GSA Class DS is $93,699,263

* Liquidated as of May 2009

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

Item 4T. Controls and Procedures

MLAI, the Manager of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,495,734	7,454,360	$1.1397
Feb-10	4,599,449	4,167,678	1.1036
Mar-10	3,694,299	3,312,085	1.1154
Apr-10	3,799,299	3,251,154	1.1686

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$10,791,109	9,305,889	$1.1596
Feb-10	13,643,857	12,160,300	1.1220
Mar-10	15,703,161	13,861,030	1.1329
Apr-10	17,663,870	14,868,356	1.1860

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,391,999	1,049,852	$1.3259
Feb-10	990,000	770,128	1.2855
Mar-10	—	—	1.3008
Apr-10	391,999	287,284	1.3645

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,914,992	1,592,641	$1.2024
Feb-10	3,819,726	3,279,579	1.1647
Mar-10	1,536,743	1,305,201	1.1774
Apr-10	1,209,894	980,465	1.2340

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1833
Feb-10	928,469	809,264	1.1473
Mar-10	—	—	1.1609
Apr-10	—	—	1.2178

(1) Beginning of the month Net Asset Value

(b)  None.

(c)   None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           (Removed and Reserved)

Item 5.           Other Information

None.

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

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

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)