Form 10-Q
period 2010-06-30
ML Systematic Momentum FuturesAccess LLC
filed 2010-08-13
CIK 1393359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10th Floor

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

As of June 30, 2010, 780,725,823 units of limited liability company interest were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS:

Cash and cash equivalents	$239,257	$54,630,410
Investment in Portfolio Funds (Cost $884,372,276 at 2010 and $757,978,343 at 2009)	916,556,823	787,161,250
Receivable from Portfolio Fund	4,525,886	36,355,806
Other assets	58,280	66,913

TOTAL ASSETS	$921,380,246	$878,214,379

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,530,361	$1,442,757
Redemptions payable	7,607,142	8,071,178
Other liabilities	251,901	399,200

Total liabilities	9,389,404	9,913,135

MEMBERS’ CAPITAL:
Members’ Interest (780,725,823 Units and 742,615,122 Units outstanding; unlimited Units authorized)	911,990,842	868,301,244
Total members’ capital	911,990,842	868,301,244

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$921,380,246	$878,214,379

NET ASSET VALUE PER UNIT:

Class A	$1.1423	$1.1397
Class C	$1.1564	$1.1596
Class D	$1.3389	$1.3259
Class I	$1.2075	$1.2024
Class D1	$1.1949	$1.1833
Class DA	$—	$—

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$2,473,490	$2,467,088	$6,814,122	$2,467,823
Change in unrealized, net	(19,781,696)	(30,209,096)	3,001,640	(56,073,962)

Total trading profit (loss)	(17,308,206)	(27,742,008)	9,815,762	(53,606,139)

INVESTMENT INCOME:
Interest	146	29,631	1,745	37,073

EXPENSES:
Sponsor fee	4,622,504	3,551,089	9,017,709	6,814,212
Other	252,872	98,649	525,359	276,337
Total expenses	4,875,376	3,649,738	9,543,068	7,090,549

NET INVESTMENT INCOME (LOSS)	(4,875,230)	(3,620,107)	(9,541,323)	(7,053,476)

NET INCOME (LOSS)	$(22,183,436)	$(31,362,115)	$274,439	$(60,659,615)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	109,113,119	63,876,988	109,488,688	57,210,267
Class C	528,530,190	404,899,308	519,800,532	379,798,108
Class D	28,166,056	25,297,946	29,856,236	28,952,960
Class I	80,316,715	66,425,628	79,361,055	63,512,612
Class D1	38,158,637	35,748,383	38,968,120	34,101,840
Class DA*	—	45,821,817	—	48,189,767

Net income (loss) per weighted average Unit
Class A	$(0.0261)	$(0.0464)	$0.0041	$(0.0965)
Class C	$(0.0296)	$(0.0515)	$(0.0031)	$(0.1052)
Class D	$(0.0244)	$(0.0484)	$0.0192	$(0.0939)
Class I	$(0.0266)	$(0.0483)	$0.0055	$(0.0974)
Class D1	$(0.0233)	$(0.0432)	$0.0115	$(0.0870)
Class DA*	$—	$(0.0361)	$—	$(0.0709)

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010
Class A	43,411,942	29,378,781	(6,332,948)	66,457,775	101,281,370	24,663,984	(19,559,098)	106,386,256
Class C	317,357,227	133,881,500	(35,581,512)	415,657,215	495,761,388	70,702,737	(37,618,430)	528,845,695
Class D	34,878,314	—	(15,638,873)	19,239,441	29,983,145	2,778,905	(4,539,900)	28,222,150
Class I	53,200,108	24,909,087	(13,034,453)	65,074,742	75,813,210	8,692,534	(4,566,139)	79,939,605
Class D1	31,040,046	8,454,565	(1,582,722)	37,911,889	39,776,009	1,015,347	(3,459,239)	37,332,117
Class DA*	52,795,442	—	(8,949,690)	43,845,752	—	—	—	—

Total Members’ Units	532,683,079	196,623,933	(81,120,198)	648,186,814	742,615,122	107,853,507	(69,742,806)	780,725,823

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010
Class A	$54,529,667	$35,638,288	$(7,549,705)	$(5,518,981)	$77,099,269	$115,433,469	$28,125,938	$(22,482,233)	$444,392	$121,521,566
Class C	409,646,343	167,504,515	(44,147,220)	(39,919,611)	493,084,027	574,889,257	81,885,713	(43,596,697)	(1,627,498)	611,550,775
Class D	50,152,681	—	(21,718,952)	(2,661,894)	25,771,835	39,754,376	3,673,996	(6,215,844)	573,020	37,785,548
Class I	70,208,485	31,981,356	(16,526,680)	(6,178,416)	79,484,745	91,156,074	10,354,945	(5,421,658)	435,436	96,524,797
Class D1	39,876,273	10,437,901	(2,025,884)	(2,965,070)	45,323,220	47,068,068	1,182,754	(4,091,755)	449,089	44,608,156
Class DA*	54,284,639	—	(8,919,221)	(3,415,643)	41,949,775	—	—	—	—	—

Total Members’ Interest	$678,698,088	$245,562,060	$(100,887,662)	$(60,659,615)	$762,712,871	$868,301,244	$125,223,346	$(81,808,187)	$274,439	$911,990,842

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1686	$1.1860	$1.3645	$1.2340	$1.2178

Net Realized and net change in unrealized trading profit (loss)	(0.0216)	(0.0219)	(0.0253)	(0.0229)	(0.0226)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0047)	(0.0077)	(0.0003)	(0.0036)	(0.0003)

Net asset value, end of period	$1.1423	$1.1564	$1.3389	$1.2075	$1.1949

Total Return: (a)

Total return	-2.25%	-2.49%	-1.88%	-2.15%	-1.88%

Ratios to Average Members’ Capital:

Expenses	0.40%	0.65%	0.03%	0.30%	0.03%

Net investment income (loss)	-0.40%	-0.65%	-0.03%	-0.30%	-0.03%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1397	$1.1596	$1.3259	$1.2024	$1.1833

Net Realized and net change in unrealized trading profit (loss)	0.0118	0.0120	0.0137	0.0124	0.0123
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0092)	(0.0152)	(0.0007)	(0.0073)	(0.0007)

Net asset value, end of period	$1.1423	$1.1564	$1.3389	$1.2075	$1.1949

Total Return: (a)

Total return	0.22%	-0.28%	0.98%	0.42%	0.98%

Ratios to Average Members’ Capital:

Expenses	0.81%	1.31%	0.06%	0.61%	0.06%

Net investment income (loss)	-0.81%	-1.31%	-0.06%	-0.61%	-0.06%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class DA *
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2081	$1.2385	$1.3898	$1.2708	$1.2403	$0.9927

Realized and change in unrealized trading profit (loss)	(0.0434)	(0.0444)	(0.0499)	(0.0456)	(0.0446)	(0.0357)
Brokerage commissions	—	—	—	—	—	—
Interest income	0.0000	0.0000	0.0001	0.0000	0.0000	0.0000
Expenses	(0.0046)	(0.0078)	(0.0005)	(0.0038)	(0.0002)	(0.0002)

Net asset value, end of period	$1.1601	$1.1863	$1.3395	$1.2214	$1.1955	$0.9568

Total Return: (a)

Total return before Performance fees	-3.98%	-4.22%	-3.62%	-3.88%	-3.62%	-3.62%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.98%	-4.22%	-3.62%	-3.88%	-3.62%	-3.62%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.40%	0.65%	0.03%	0.30%	0.03%	0.03%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.40%	0.65%	0.03%	0.30%	0.03%	0.03%

Net investment income (loss)	-0.40%	-0.64%	-0.02%	-0.30%	-0.02%	-0.02%

*Units issued December 1, 2008

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class DA *
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2561	$1.2908	$1.4379	$1.3197	$1.2847	$1.0282

Realized and change in unrealized trading profit (loss)	(0.0864)	(0.0886)	(0.0976)	(0.0909)	(0.0887)	(0.0710)
Brokerage commissions	—	—	—	—	—	—
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0097)	(0.0160)	(0.0009)	(0.0075)	(0.0006)	(0.0004)

Net asset value, end of period	$1.1601	$1.1863	$1.3395	$1.2214	$1.1955	$0.9568

Total Return: (a)

Total return before Performance fees	-7.64%	-8.11%	-6.95%	-7.46%	-6.95%	-6.95%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.64%	-8.11%	-6.95%	-7.46%	-6.95%	-6.95%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.80%	1.29%	0.05%	0.60%	0.05%	0.05%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.80%	1.29%	0.05%	0.60%	0.05%	0.05%

Net investment income (loss)	-0.79%	-1.29%	-0.05%	-0.59%	-0.05%	-0.05%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Systematic Momentum FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”), the Sponsor of the Fund, among seven underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month.

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the commodity broker of the Portfolio Funds.  On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

The Program is a group of commodity pools sponsored by MLAI (each a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures and forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar to the Fund in terms of fees, Classes of Units and redemption rights. Each of the Program Funds implements a different trading strategy.

The Fund offers four Classes of Units to retail investors: Class A, Class C, Class D and Class I. Each Class of Units was offered at $1.00 per Unit and subsequently is offered at Net Asset Value per Unit. The four Classes of Units are subject to different Sponsor fees. Class D1 is used exclusively for investments made by Systematic Momentum FuturesAccess LTD. Class DA was used exclusively for investments made by Systematic Momentum FuturesAccess II LLC until its liquidation at September 30, 2009. Class D1 and DA are not charged Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2010, and the results of its operations for the three and six months ended June 30, 2010 and 2009. However, the operating results for the interim period may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of June 30, 2010 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

At June 30, 2010, details of Investments in Portfolio Funds are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	13.04%	$118,940,534	$(4,388,157)	$123,326,189	$(1,132,764)	$—	monthly
Chesapeake*	0.00%	—	(2,598,008)	—	(144,407)	—	monthly
Transtrend	18.21%	166,086,743	5,261,888	171,663,060	(1,649,131)	—	monthly
Altis	12.67%	115,593,338	(5,590,676)	100,886,569	(1,175,361)	—	monthly
Winton	18.23%	166,263,564	11,078,009	153,059,422	(1,658,841)	—	monthly
Aspect	10.13%	92,370,017	3,027,247	88,936,555	(916,357)	—	monthly
John Locke	14.18%	129,319,998	(967,507)	131,939,340	(1,274,210)	—	monthly
BlueTrend	14.03%	127,982,629	3,992,966	114,561,141	(1,198,668)	—	monthly

	100.49%	$916,556,823	$9,815,762	$884,372,276	$(9,149,739)	$—

* Liquidated as of January 31, 2010.

At December 31, 2009, details of Investments in Portfolio Funds are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Chesapeake**	10.26%	$89,097,919	$548,547	$85,817,248	$(1,610,421)	$(66,420)	monthly
Transtrend	17.53%	152,211,381	(25,830,157)	159,370,194	(2,728,503)	(174)	monthly
Altis	13.28%	115,332,711	(8,896,043)	95,037,963	(2,077,161)	—	monthly
Winton	18.27%	158,630,744	(8,375,671)	155,014,029	(2,753,086)	(76)	monthly
Aspect	9.92%	86,166,474	(8,874,084)	85,326,225	(1,594,961)	(4,182)	monthly
John Locke	14.37%	124,737,088	(9,350,844)	126,419,973	(2,692,888)	—	monthly
BlueTrend	7.02%	60,984,933	2,608,281	50,992,711	(1,136,431)	(575,116)	monthly
GSA*	0.00%	—	(3,681,929)	—	(690,487)	—	monthly

	90.65%	$787,161,250	$(61,851,900)	$757,978,343	$(15,283,938)	$(645,968)

* Liquidated as of May 2009

** Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of June 30, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$812,417,812	$18,893,855	$793,523,957

Total	$812,417,812	$18,893,855	$793,523,957

	As of December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Transtrend	$238,072,475	$2,171,789	$235,900,686

	$238,072,475	$2,171,789	$235,900,686

	For the six months ended June 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$12,946,298	$(106,941)	$(1,761,348)	$11,078,009

Total	$12,946,298	$(106,941)	$(1,761,348)	$11,078,009

	For the six months ended June 30, 2009
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Aspect	$(11,004,342)	$(100,142)	$(832,063)	$(11,936,547)

Total	$(11,004,342)	$(100,142)	$(832,063)	$(11,936,547)

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds as a practical expedient, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of June 30, 2010 and December 31, 2009:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2010	$916,556,823	$—	$916,556,823	$—
December 31, 2009	$787,161,250	$—	$787,161,250	$—

There were no significant transfers to or from Level I or II during the quarter and period ended June 30, 2010.

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

5.                           RECENT ACCOUNTING PRONOUNCEMENTS

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

6.                           SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA*

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568

* Class DA was liquidated at September 30, 2009.

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

For the three months ended June 30, 2010, Fund capital increased 5.03% from $868,301,244 to $911,990,842.  This increase was attributable to the net gain from operations of $274,439, coupled with the redemption of 69,742,806 Redeemable Units resulting in an outflow of $81,808,187.  The cash outflow was offset with cash inflow of $125,223,346 due to subscription of 107,853,507 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Five of the seven Portfolio Funds had positive performance in February resulting in profits being posted to the Fund. These were the medium and long term trend followers: Altis, Aspect, BlueTrend, Transtrend and Winton. Long positions in fixed income drove performance. Yields generally moved lower over the course of the month and the trading advisors benefited from having long exposure to both bonds and short term interest rate contracts. The Portfolio Funds’ benefited from short positions in European currency exposure due to the Euro and British pound losing value against the U.S. dollar. In other asset classes, some choppiness and a lack of significant trends meant that equity indices and commodities did not have much of an impact on the month’s returns. These two trading advisors, John Locke and Tudor Tensor, had negative performance in the month of February. These two trading advisors utilize trend following as an important allocation and made money in similar areas as other trend followers. However, John Locke and Tudor Tensor also allocate capital to shorter term strategies. One of these strategies, pattern recognition, suffered large losses in several markets that showed significant choppiness in February which was not enough to offset the profits posted to the Fund.

All of the Portfolio Funds had positive performance in March resulting in profits being posted to the Fund. Equity indices drove performance for most Portfolio Funds’ trading advisors. Positioning was firmly on the long side due to the strength of the current up trends in global equity indices. Commodities were also profitable across the board due to long positions in oil and metals and short positions in natural gas and grains. Positioning was spot on in most of these sub sectors. Oil and metals generally rose and natural gas and grains declined in March. Currencies also posted profits to the Fund. The Euro and

British pound ended the month down, benefiting short positions in these currencies. On the other hand the Canadian and Australian dollars rose, resulting in profits due to their long positions in these currencies. Fixed income was the only losing asset class. Short term interest rate contracts generally stayed flat, but yields on longer term government bonds rose during the month, causing some losses to long positions in those instruments. Overall, the yield moves were not very large, so losses were contained.

April 1, 2010 to June 30, 2010

The Fund experienced a net trading loss for the second quarter of 2010 of $17,308,206.

Most Portfolio Funds had positive performance in April resulting in profits being posted to the Fund.  The trading advisors who are medium and long term trend followers: Altis, Aspect, BlueTrend Transtrend and Winton performed well. In fixed income, falling overall G7 (Canada, France, Germany, Italy, Japan, United Kingdom and United States) yields meant that long positions were profitable. In currencies, a balanced posture with short European currencies against long positions in commodity and emerging markets currencies posted profits to the Fund. In commodities, some sectors lost money which was offset by gains in the energies and metals sectors. While U.S. equity indices ended the month up, European and Asian markets generally ended the month lower. All trading advisors were long in global equity indices with profits or losses dependent upon their relative size in various geographies.

The Portfolio Funds had overall losses in May resulting in losses posted to the Fund.  Medium and long term trend followers did not perform well as they were seriously affected by reversals in multiple markets. The trading advisors with shorter time horizons were better able to navigate these reversals and adjust their portfolios quickly. Equities, oil, natural gas and industrial metals all saw reversals with some markets moving more than 10% in the opposite direction of the trend. By the end of May, most trading advisors were very light in equities (but still long) and slightly short positions in energies. Other losing commodity positions were curtailed, the remaining long exposure generally being in precious metals. Currencies performance varied as some trading advisors posted profits and some lost money in the asset class. Performance depended on the relative size of short European currency positions vs. long positions in commodities and emerging markets currency positions.  The trading advisors with larger short positions in European currencies managed to make money in the asset class. Fixed income yields came down during the month of May as investors sought safety in government securities. The trading advisors long positioning benefited from these moves however, the gains were not enough to offset losses in other portfolio areas.

In June the Portfolio Funds posted losses to the Fund as performance was quite mixed among trading advisors. Equities and many commodity sectors had suffered significant reversals with the trading advisors being caught on the wrong side of trades. As a result, they had moved to cut risk in those asset classes. Coming into June, the trading advisors still had on some long equity exposure. They were also long precious metals, short grains and neutral in the energy sector. But in general, position sizes tended to be small. When equities continued to move downward during June and commodities continued to experience some moves that were adverse to positioning, losses were suffered but these losses were quite contained. In June, currencies were generally the worst performing asset class for the trading advisors. Having significant short European currency exposure was bad for performance as two major currencies, the British pound and Swiss franc rallied. There were some gains from short euro positions, but these were not enough to counter losses felt from reversals in the British pound and Swiss franc. Fixed income was a solid winning asset class for the trading advisors. Long positions across the yield curve generated positive returns as yields came down as a result of stronger risk adverse sentiment, especially in the second half of June. Fixed income also happened to be a portfolio area where risk was relatively greater than in other asset classes, so gains here were able to counter losses or mixed performance in all other sectors. Altis’ performance was weakest among the trading advisors in Systematic Momentum. Its losses in equity indices and currencies were greater than its peers. However, Winton’s lower level of risk taking in reversing asset classes as well as more sizable long precious metals positions relative to other trading advisors resulted in it being the best performer in June.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2010 and June 30, 2009.

	June 30, 2010
Altis Class DS (1)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,392,780	1.19%	$1,783,484	$876,412
Energy	3,340,435	2.85%	3,789,264	2,611,116
Interest Rates	3,386,308	2.89%	4,218,894	2,214,446
Metals	697,303	0.60%	1,387,439	137,142
Stock Indices	2,211,263	1.89%	4,058,641	706,111
Currencies	1,371,199	1.17%	2,748,651	253,502

TOTAL	$12,399,288	10.59%	$17,986,373	$6,798,729

(1) Average capitalization of Altis Class DS is $117,053,446.

	June 30, 2009
Altis Class DS (1)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$146,929	0.15%	$253,440	$68,285
Energy	146,804	0.15%	239,415	27,763
Interest Rates	9,499,575	9.83%	11,279,824	7,331,246
Metals	138,920	0.14%	356,543	79,345
Stock Indices	94,328	0.10%	168,359	32,824
Currencies	181,933	0.19%	438,433	31,310

TOTAL	$10,208,489	10.56%	$12,736,014	$7,570,773

(1) Average capitalization of Altis Class DS is $96,673,301.

	June 30, 2010
Transtrend Class DS (2)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,496,538	0.93%	$2,473,864	$804,213
Energy	5,645,154	3.50%	8,950,750	2,756,066
Interest Rates	2,395,035	1.49%	5,119,845	637,629
Metals	949,165	0.59%	2,041,802	247,558
Stock Indices	1,992,952	1.24%	3,124,674	987,179
Currencies	4,937,480	3.06%	8,345,255	2,712,908

TOTAL	$17,416,324	10.81%	$30,056,190	$8,145,553

(2) Average capitalization of Transtrend Class DS is $161,230,335.

	June 30, 2009
Transtrend Class DS (2)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$352,393	0.29%	$2,114,356	$105,724
Energy	455,347	0.37%	2,732,080	88,013
Interest Rates	9,190,193	7.57%	55,141,161	5,801,929
Metals	23,459	0.02%	140,755	2,650
Stock Indices	415,863	0.34%	2,495,177	32,594
Currencies	418,726	0.34%	2,512,354	58,825

TOTAL	$10,855,981	108.94%	$65,135,883	$6,089,735

(2) Average capitalization of Transtrend Class DS is $121,474,367.

	June 30, 2010
Aspect Class DS (3)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$558,355	0.62%	$706,854	$425,911
Energy	864,930	0.96%	1,417,096	409,832
Interest Rates	2,744,681	3.04%	3,863,430	1,791,986
Metals	927,537	1.03%	1,173,327	708,216
Stock Indices	1,018,999	1.13%	1,456,893	647,807
Currencies	1,068,684	1.18%	2,393,963	137,126

TOTAL	$7,183,186	7.96%	$11,011,563	$4,120,878

(3) Average Capitalization of Aspect Class DS is $90,359,783.

	June 30, 2009
Aspect Class DS (3)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$54,823	0.07%	$328,939	$2,153
Energy	53,883	0.07%	323,301	11,627
Interest Rates	7,427,723	10.13%	44,566,340	4,164,883
Metals	38,798	0.05%	232,788	3,205
Stock Indices	38,407	0.05%	230,441	5,239
Currencies	200,645	0.27%	1,203,872	86,561

TOTAL	$7,814,279	10.64%	$46,885,681	$4,273,668

(3) Average Capitalization of Aspect Class DS is $73,327,333.

	June 30, 2010
Winton Class DS (4)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,075,965	0.66%	$1,543,128	$633,454
Energy	717,282	0.44%	1,010,049	434,684
Interest Rates	2,821,051	1.72%	3,738,628	2,119,330
Metals	2,614,628	1.60%	3,272,840	2,104,718
Stock Indices	2,001,242	1.22%	2,828,287	1,205,999
Currencies	1,955,879	1.20%	2,705,722	1,386,302

TOTAL	$11,186,047	6.84%	$15,098,654	$7,884,487

(4) Average capitalization of Winton Class DS is $163,582,445.

	June 30, 2009
Winton Class DS (4)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$70,782	0.06%	$424,694	$1,940
Energy	30,614	0.03%	183,686	6,644
Interest Rates	6,174,140	5.14%	37,044,839	5,658,429
Metals	24,377	0.02%	146,262	10,868
Stock Indices	116,171	0.10%	697,026	48,501
Currencies	289,285	0.24%	1,735,709	116,563

TOTAL	$6,705,369	5.59%	$40,232,216	$5,842,945

(4) Average capitalization of Winton Class DS is $120,077,571

	June 30, 2010
John Locke Class DS (5)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,040,190	1.62%	$2,512,938	$1,337,070
Energy	1,646,726	1.31%	2,389,469	813,118
Interest Rates	2,489,594	1.98%	4,054,236	1,911,449
Metals	1,871,110	1.48%	2,454,250	1,422,337
Stock Indices	1,110,621	0.88%	2,017,379	249,413
Currencies	879,009	0.70%	1,760,469	438,391

TOTAL	$10,037,250	7.97%	$15,188,741	$6,171,778

(5) Average capitalization of John Locke Class DS is $126,017,439.

	June 30, 2009
John Locke Class DS (5)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$385,759	0.34%	$968,849	$60,755
Energy	548,008	0.48%	1,812,797	99,913
Interest Rates	57,595,731	50.17%	305,915,780	1,922,404
Metals	673,966	0.59%	3,324,914	30,523
Stock Indices	520,901	0.45%	1,976,182	34,401
Currencies	3,407,926	2.97%	13,102,677	500,808

TOTAL	$63,132,291	55.00%	$327,101,199	$2,648,804

(5) Average capitalization of John Locke Class DS is $114,791,832.

	June 30, 2010
BlueTrend Class DS (6)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$435,091	0.40%	$791,652	$200,843
Energy	2,734,461	2.50%	6,780,272	377,902
Interest Rates	3,499,530	3.20%	5,628,131	1,952,180
Metals	510,299	0.47%	753,493	232,560
Stock Indices	2,834,817	2.59%	4,504,596	1,183,504
Currencies	2,106,775	1.93%	5,700,597	79,367

TOTAL	$12,120,973	11.09%	$24,158,741	$4,026,356

(6) Average capitalization of BlueTrend Class DS is $109,361,795.

	June 30, 2009
BlueTrend Class DS (6)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,618	0.02%	$69,707	$2,789
Energy	16,048	0.03%	96,287	4,902
Interest Rates	3,500,233	6.75%	21,001,399	3,028,582
Metals	10,457	0.02%	62,739	4,048
Stock Indices	38,659	0.07%	231,956	9,804
Currencies	17,918	0.03%	107,507	2,177

TOTAL	$3,594,933	6.92%	$21,569,595	$3,052,302

(6) Average capitalization of BlueTrend Class DS is $51,873,248

	June 30, 2010
Tudor Tensor Class DS (7)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$335,058	0.30%	$481,456	$174,880
Energy	1,311,289	1.16%	1,646,337	847,693
Interest Rates	1,480,199	1.31%	2,030,443	1,085,170
Metals	403,294	0.36%	498,579	266,466
Stock Indices	3,232,177	2.86%	4,511,655	1,778,124
Currencies	817,635	0.72%	1,800,419	293,075

TOTAL	$7,579,652	6.71%	$10,968,889	$4,445,408

(7) Average capitalization of Tudor Tensor Class DS is $113,031,408.

	June 30, 2009
Chesapeake Class DS (4)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$155,604	0.21%	$933,625	72,559
Energy	94	0.00%	563	—
Interest Rates	3,649,742	4.93%	21,898,450	3,297,032
Metals	49,899	0.07%	299,393	32,072
Stock Indices	—	0.00%	—	—
Stock Futures	263	0.00%	1,579	—
Currencies	59,914	0.08%	359,483	21,625

TOTAL	$3,915,516	5.29%	$23,493,093	$3,423,288

(4) Average capitalization of Chesapeake Class DS is $74,001,528.

* Liquidated as of January 31, 2010.

	June 30, 2009
GSA Class DS (7)	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$290,575	0.43%	$815,648	$—
Energy	354,628	0.52%	1,174,250	—
Interest Rates	2,301,652	3.41%	5,370,356	—
Metals	229,626	0.34%	1,145,669	—
Stock Indices	1,254,491	1.86%	4,304,255	—
Currencies	448,269	0.66%	1,553,411	—

TOTAL	$4,879,241	7.22%	$14,363,589	$—

(7) Average capitalization of GSA Class DS is $67,550,833.

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

Item 4. Controls and Procedures

MLAI, the Manager of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this  quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,495,734	7,454,360	$1.1397
Feb-10	4,599,449	4,167,678	1.1036
Mar-10	3,694,299	3,312,085	1.1154
Apr-10	3,799,299	3,251,154	1.1686
May-10	3,784,640	3,200,541	1.1825
Jun-10	3,752,517	3,278,166	1.1447
Jul-10	2,040,660	1,786,448	1.1423

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$10,791,109	9,305,889	$1.1596
Feb-10	13,643,857	12,160,300	1.1220
Mar-10	15,703,161	13,861,030	1.1329
Apr-10	17,633,870	14,868,356	1.1860
May-10	10,053,868	8,384,512	1.1991
Jun-10	14,059,848	12,122,650	1.1598
Jul-10	9,782,235	8,459,214	1.1564

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,391,999	1,049,852	$1.3259
Feb-10	990,000	770,128	1.2855
Mar-10	—	—	1.3008
Apr-10	391,999	287,284	1.3645
May-10	—	—	1.3825
Jun-10	899,998	671,641	1.3400
Jul-10	499,999	373,440	1.3389

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,914,992	1,592,641	$1.2024
Feb-10	3,819,726	3,279,579	1.1647
Mar-10	1,536,743	1,305,201	1.1774
Apr-10	1,209,894	980,465	1.2340
May-10	545,111	436,368	1.2492
Jun-10	1,328,479	1,098,280	1.2096
Jul-10	639,948	529,978	1.2075

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1833
Feb-10	928,469	809,264	1.1473
Mar-10	—	—	1.1609
Apr-10	—	—	1.2178
May-10	254,285	206,083	1.2339
Jun-10	—	—	1.1959
Jul-10	—	—	1.1949

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

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2010
	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)