Form 10-Q
period 2010-09-30
ML Systematic Momentum FuturesAccess LLC
filed 2010-11-12
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 787,941,838 units of limited liability company interest were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS:

Cash and cash equivalents	$195,490	$54,630,410
Investment in Portfolio Funds (Cost $904,182,891 at 2010 and $757,978,343 at 2009)	967,159,523	787,161,250
Receivable from Portfolio Fund	3,712,820	36,355,806
Other assets	120,070	66,913

TOTAL ASSETS	$971,187,903	$878,214,379

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,621,575	$1,442,757
Redemptions payable	9,785,138	8,071,178
Other liabilities	356,916	399,200

Total liabilities	11,763,629	9,913,135

MEMBERS’ CAPITAL:
Members’ Interest (787,941,838 Units and 742,615,122 Units outstanding; unlimited Units authorized)	959,424,274	868,301,244
Total members’ capital	959,424,274	868,301,244

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$971,187,903	$878,214,379

NET ASSET VALUE PER UNIT:

Class A	$1.1926	$1.1397
Class C	$1.2043	$1.1596
Class D	$1.4031	$1.3259
Class I	$1.2619	$1.2024
Class D1	$1.2522	$1.1833

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$14,109,842	$253,227	$20,923,964	$2,721,050
Change in unrealized, net	30,792,085	13,322,943	33,793,725	(42,751,019)

Total trading profit (loss)	44,901,927	13,576,170	54,717,689	(40,029,969)

INVESTMENT INCOME:
Interest	858	37,755	2,603	74,828

EXPENSES:
Sponsor fee	4,727,059	3,876,939	13,744,768	10,691,151
Other	333,424	413,404	858,783	689,741
Total expenses	5,060,483	4,290,343	14,603,551	11,380,892

NET INVESTMENT INCOME (LOSS)	(5,059,625)	(4,252,588)	(14,600,948)	(11,306,064)

NET INCOME (LOSS)	$39,842,302	$9,323,582	$40,116,741	$(51,336,033)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	108,140,687	76,461,127	109,039,354	63,627,220
Class C	542,079,028	446,179,004	527,226,697	401,925,073
Class D	27,642,479	24,473,058	29,118,317	27,459,659
Class I	80,540,078	69,904,917	79,754,063	65,643,380
Class D1	36,728,716	39,185,542	38,221,652	35,796,407
Class DA*	—	42,492,885	—	46,290,806

Net income (loss) per weighted average Unit
Class A	$0.0502	$0.0153	$0.0539	$(0.0684)
Class C	$0.0484	$0.0115	$0.0467	$(0.0867)
Class D	$0.0619	$0.0227	$0.0784	$(0.0788)
Class I	$0.0545	$0.0162	$0.0605	$(0.0770)
Class D1	$0.0566	$0.0189	$0.0662	$(0.0622)
Class DA*	$—	$0.0141	$—	$(0.0608)

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010
Class A	43,411,942	46,663,535	(8,906,021)	81,169,456	101,281,370	30,407,350	(24,298,863)	107,389,857
Class C	317,357,227	183,162,637	(49,697,657)	450,822,207	495,761,388	96,183,543	(54,075,355)	537,869,576
Class D	34,878,314	7,270,875	(16,404,119)	25,745,070	29,983,145	4,534,905	(6,931,705)	27,586,345
Class I	53,200,108	32,263,082	(15,059,882)	70,403,308	75,813,210	10,981,915	(7,083,412)	79,711,713
Class D1	31,040,046	9,937,042	(1,603,530)	39,373,558	39,776,009	1,015,347	(5,407,009)	35,384,347
Class DA*	52,795,442	—	(52,795,442)	—	—	—	—	—

Total Members’ Units	532,683,079	279,297,171	(144,466,651)	667,513,599	742,615,122	143,123,060	(97,796,344)	787,941,838

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010

Class A	$54,529,667	$55,611,209	$(10,522,755)	$(4,347,343)	$95,270,778	$115,433,469	$34,706,655	$(27,944,395)	$5,874,033	$128,069,762
Class C	409,646,343	225,722,814	(60,854,240)	(34,794,774)	539,720,143	574,889,257	111,244,379	(62,987,638)	24,605,508	647,751,506
Class D	50,152,681	9,722,097	(22,746,218)	(2,106,774)	35,021,786	39,754,376	6,063,881	(9,395,655)	2,283,122	38,705,724
Class I	70,208,485	40,932,681	(19,006,615)	(5,045,483)	87,089,068	91,156,074	13,130,560	(8,522,915)	4,824,997	100,588,716
Class D1	39,876,273	12,202,026	(2,050,814)	(2,225,681)	47,801,804	47,068,068	1,182,754	(6,471,337)	2,529,081	44,308,566
Class DA*	54,284,639	—	(51,468,661)	(2,815,978)	—	—	—	—	—	—

Total Members’ Interest	$678,698,088	$344,190,827	$(166,649,303)	$(51,336,033)	$804,903,579	$868,301,244	$166,328,229	$(115,321,940)	$40,116,741	$959,424,274

* Units issued on December 1, 2008 and liquidated as of September 30, 2009.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1423	$1.1564	$1.3389	$1.2075	$1.1949

Net Realized and net change in unrealized trading profit (loss)	0.0551	0.0557	0.0647	0.0582	0.0577
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0048)	(0.0078)	(0.0005)	(0.0038)	(0.0004)

Net asset value, end of period	$1.1926	$1.2043	$1.4031	$1.2619	$1.2522

Total Return: (a)

Total return	4.40%	4.14%	4.80%	4.51%	4.80%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.67%	0.04%	0.31%	0.04%

Net investment income (loss)	-0.41%	-0.67%	-0.04%	-0.31%	-0.04%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1397	$1.1596	$1.3259	$1.2024	$1.1833

Net Realized and net change in unrealized trading profit (loss)	0.0668	0.0676	0.0784	0.0707	0.0700
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0139)	(0.0229)	(0.0012)	(0.0112)	(0.0011)

Net asset value, end of period	$1.1926	$1.2043	$1.4031	$1.2619	$1.2522

Total Return: (a)

Total return	4.64%	3.85%	5.82%	4.95%	5.82%

Ratios to Average Members’ Capital:

Expenses	1.22%	1.98%	0.09%	0.92%	0.09%

Net investment income (loss)	-1.22%	-1.98%	-0.09%	-0.92%	-0.09%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class DA *

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1601	$1.1863	$1.3395	$1.2214	$1.1955	$0.9568

Realized and change in unrealized trading profit (loss)	0.0185	0.0189	0.0214	0.0195	0.0191	0.0153
Brokerage commissions	—	—	—	—	—	—
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0000
Expenses	(0.0049)	(0.0080)	(0.0008)	(0.0039)	(0.0006)	(0.0004)

Net asset value, before liquidation	1.1737	1.1972	1.3603	1.2370	1.2141	0.9716
Less liquidating distribution	—	—	—	—	—	0.9716
Net asset value, end of period	$1.1737	$1.1972	$1.3603	$1.2370	$1.2141	$—

Total Return: (a)

Total return before Performance fees	1.17%	0.92%	1.55%	1.27%	1.55%	1.55%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.17%	0.92%	1.55%	1.27%	1.55%	1.55%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.43%	0.68%	0.05%	0.33%	0.05%	0.05%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.43%	0.68%	0.05%	0.33%	0.05%	0.05%

Net investment income (loss)	-0.42%	-0.67%	-0.05%	-0.32%	-0.05%	-0.05%

*Units issued December 1, 2008 and liquidated as of September 30, 2009.

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class DA *

Per Unit Operating Performance:

Net asset value, beginning of period	$1.2561	$1.2908	$1.4379	$1.3197	$1.2847	$1.0282

Realized and change in unrealized trading profit (loss)	(0.0679)	(0.0697)	(0.0762)	(0.0714)	(0.0696)	(0.0557)
Brokerage commissions	—	—	—	—	—	—
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0146)	(0.0240)	(0.0016)	(0.0114)	(0.0012)	(0.0009)
Net asset value, before liquidation	1.1737	1.1972	1.3603	1.2370	1.2141	0.9716
Less liquidating distribution	—	—	—	—	—	0.9716

Net asset value, end of period	$1.1737	$1.1972	$1.3603	$1.2370	$1.2141	$—

Total Return: (a)

Total return before Performance fees	-6.56%	-7.26%	-5.50%	-6.28%	-5.50%	-5.50%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-6.56%	-7.26%	-5.50%	-6.28%	-5.50%	-5.50%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.22%	1.97%	0.10%	0.92%	0.10%	0.10%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.22%	1.97%	0.10%	0.92%	0.10%	0.10%

Net investment income (loss)	-1.21%	-1.96%	-0.09%	-0.91%	-0.09%	-0.09%

*Units issued December 1, 2008 and liquidated as of September 30, 2009.

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the commodity broker of the Portfolio Funds.  Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2010, and the results of its operations for the three and nine months ended September 30, 2010 and 2009. However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of September 30, 2010 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML Blue Trend FuturesAccess LLC (“Blue Trend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of Investments in Portfolio Funds at and for the period ended September 30, 2010, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	13.07%	$125,406,898	$(1,298,929)	$126,603,398	$(1,737,004)	$—	monthly
Chesapeake*	0.00%	—	(2,598,008)	—	(144,407)	—	monthly
Transtrend	18.10%	173,635,065	15,366,450	173,509,166	(2,495,499)	—	monthly
Altis	13.03%	125,006,641	4,893,867	102,300,371	(1,791,948)	—	monthly
Winton	17.67%	169,529,510	14,727,068	152,866,156	(2,496,928)	—	monthly
Aspect	9.88%	94,804,429	9,244,847	92,099,775	(1,387,570)	—	monthly
John Locke	13.79%	132,303,300	5,117,339	128,833,219	(1,929,534)	—	monthly
BlueTrend	15.27%	146,473,680	9,265,054	127,970,806	(1,907,544)	—	monthly

	100.81%	$967,159,523	$54,717,689	$904,182,891	$(13,890,434)	$—

* Liquidated as of January 31, 2010.

The details of Investments in Portfolio Funds at and for the year ended December 31, 2009, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Chesapeake**	10.26%	$89,097,919	$548,547	$85,817,248	$(1,610,421)	$(66,420)	monthly
Transtrend	17.53%	152,211,381	(25,830,157)	159,370,194	(2,728,503)	(174)	monthly
Altis	13.28%	115,332,711	(8,896,043)	95,037,963	(2,077,161)	—	monthly
Winton	18.27%	158,630,744	(8,375,671)	155,014,029	(2,753,086)	(76)	monthly
Aspect	9.92%	86,166,474	(8,874,084)	85,326,225	(1,594,961)	(4,182)	monthly
John Locke	14.37%	124,737,088	(9,350,844)	126,419,973	(2,692,888)	—	monthly
BlueTrend	7.02%	60,984,933	2,608,281	50,992,711	(1,136,431)	(575,116)	monthly
GSA*	0.00%	—	(3,681,929)	—	(690,487)	—	monthly

	90.65%	$787,161,250	$(61,851,900)	$757,978,343	$(15,283,938)	$(645,968)

* Liquidated as of May 2009

** Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of September 30, 2010
	Total Assets	Total Liabilities	Total Capital
Winton	$841,245,580	$12,300,898	$828,944,682
Transtrend	246,667,490	3,849,189	242,818,301

Total	$1,087,913,070	$16,150,087	$1,071,762,983

	As of December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Transtrend	$239,365,629	$3,464,943	$235,900,686

	$239,365,629	$3,464,943	$235,900,686

	For the nine months ended September 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$18,405,398	$(157,584)	$(3,520,746)	$14,727,068
Transtrend	18,857,699	(713,360)	(2,777,889)	15,366,450

Total	$37,263,097	$(870,944)	$(6,298,635)	$30,093,518

	For the nine months ended September 30, 2009
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$(6,734,079)	$(101,262)	$(2,141,190)	$(8,976,531)
Transtrend	(8,474,815)	(473,165)	(2,201,283)	(11,149,263)

Total	$(15,208,894)	$(574,427)	$(4,342,473)	$(20,125,794)

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

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of September 30, 2010 and December 31, 2009:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2010	$967,159,523	$—	$967,159,523	$—
December 31, 2009	$787,161,250	$—	$787,161,250	$—

There were no significant transfers to or from Level I or II during the quarter and period ended September 30, 2010.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s investments in the underlying funds as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601	$1.1456	$1.1597	$1.1737
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423	$1.1244	$1.1654	$1.1926

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863	$1.1705	$1.1839	$1.1972
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564	$1.1374	$1.1779	$1.2043

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395	$1.3244	$1.3424	$1.3603
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389	$1.3196	$1.3694	$1.4031

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214	$1.2066	$1.2219	$1.2370
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075	$1.1890	$1.2328	$1.2619

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955	$1.1820	$1.1981	$1.2141
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949	$1.1777	$1.2222	$1.2522

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA*

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568	$0.9460	$0.9588	$0.9716

* Class DA was liquidated at September 30, 2009.

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Fund capital increased 10.49% from $868,301,244 to $959,424,274.  This increase was attributable to the net gain from operations of $40,116,741, coupled with the redemption of 97,796,344 Redeemable Units resulting in an outflow of $115,321,940.  The cash outflow was offset with cash inflow of $166,328,229 due to subscription of 143,123,060 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

July 1, 2010 to September 30, 2010

The Fund experienced a net trading profit for the third quarter of 2010 of $44,901,927.

In July, the Portfolio Funds posted losses to the Fund as performance was quite mixed among trading advisors, following a difficult May and June. The only significant and consistent exposure was that all of the trading advisors had long positions fixed income. This was a result of a long term down trend in yields across the board. In July, yields generally continued their downward trend. This meant that both short term interest rates contracts and bond futures appreciated in value, generating profits for the trading advisors who had long positions in these contracts. In addition, equities showed some volatility intra month, but ended July higher. The trading advisors generally benefited from these moves as they still had long positions in equity indices remaining despite the reversals from May and June. The gains from fixed income were healthy, but equity indices contributed little to performance given a relatively smaller risk allocation. Currencies and commodities detracted from performance. European currencies broke the trend and moved up during July as concerns relating to European growth and bank health subsided. This caused losses to short positions in those currencies. Gold fell in July and wheat rose due to supply and weather concerns. Since these were significant commodity exposures for most of the trading advisors, the Portfolio Funds posted losses. The best performing trading advisor was BlueTrend due to long positions in equity and energy allocations where the trend was up. Most of the other trading advisors were closer to being neutral in both sectors. Winton had been the best performer coming into the second half of the year, but incurred losses in July. Winton’s loss was larger than several other trend followers due to its long positions in gold, short positions in grains and short euro positions.

In August, the Portfolio Funds posted profits to the Fund. May, June and July were generally characterized by reversals and choppiness in all asset classes except fixed income. As a result, coming into August, the Fund’s main exposure was to be long fixed income. This positioning did very well as yields generally continued their long term down trend during the month. With risk aversion the dominant sentiment in August, fixed income yields moved significantly lower across the curve, benefiting the trading advisors with long exposure. An absence of trends in equities, currencies and commodities meant that risk in those asset classes was not very significant. The main exposures in those sectors were small long positions in equity indices, short positions in the euro against long positions in most other major currencies, and relatively neutral positions in commodities (short positions in natural gas, long positions in oil, metals and agricultural). These positions came in flat during August. The short positions in euro and natural gas and long positions in metals resulted in profits posted to the Fund.  However, long positions in equities, oil and FX lost money. Having little risk on in these sectors meant that gains and losses were small, and they generally canceled each other out. Aspect and Altis had strong returns in August due as their risk allocation to fixed income was greater than the other Portfolio Funds and in the case of Altis, short positions in oil and natural gas also contributed strongly to the return. BlueTrend and Tudor Tensor experienced small losses in August. BlueTrend’s long positioning in commodities and equities posted losses for the Fund, offsetting profits from fixed income. For Tudor Tensor, short term intra-month market fluctuations hurt the Fund’s non-trend systems.

In September the Portfolio Funds posted profits to the Fund. Coming into August, the Fund’s main exposure was long fixed income and that positioning performed well as yields generally continued their long term down trend during the month. In September, a similar positioning produced good results, but for different reasons. Fixed income was the dominant exposure for most trading advisors at the start of September as yields initially moved higher. This was due to improving investor optimism, following strong manufacturing numbers out of China and the United States. Then mid-month, the Federal Reserve talked about the possibility of a further round of quantitative easing. Yields reversed, ending the month close to where they started, and the Portfolio Funds recouped most of their losses from earlier in the month. They also profited from long positions in equity indices, as global equity markets had a strong month. In commodities, long positions in precious metals and agricultural gained as up trends continued. In currencies, overall short positions in the U.S. dollar generated profits and lost money in fixed income.

Tudor Tensor was the best performer in September partly due to the non-trend diversification. Winton had the weakest return with smaller risk allocations to the equity, FX and commodity sectors resulted in close to flat performance.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2010 and September 30, 2009.

Altis Class DS (1)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,460,483	1.23%	$1,812,902	$876,412
Energy	2,401,018	2.03%	3,789,264	402,379
Interest Rates	4,065,496	3.44%	6,161,422	2,214,446
Metals	851,623	0.72%	1,387,439	137,142
Stock Indices	3,156,368	2.67%	5,732,823	706,111
Currencies	3,369,980	2.85%	8,369,399	253,502

TOTAL	$15,304,968	12.94%	$27,253,249	$4,589,992

(1) Average capitalization of Altis Class DS is $118,315,515.

Altis Class DS (1)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$129,117	0.13%	$253,440	$30,906
Energy	165,995	0.17%	351,115	27,763
Interest Rates	9,253,880	9.25%	11,279,824	7,331,246
Metals	250,061	0.25%	531,943	79,345
Stock Indices	376,092	0.38%	1,284,200	32,824
Currencies	179,040	0.18%	438,433	31,310

TOTAL	$10,354,185	10.36%	$14,138,955	$7,533,394

(1) Average capitalization of Altis Class DS is $100,006,258.

Transtrend Class DS (2)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,289,509	0.79%	$2,606,125	$556,827
Energy	5,514,794	3.38%	9,429,287	2,903,415
Interest Rates	2,731,231	1.67%	5,393,570	671,719
Metals	1,366,404	0.84%	2,661,799	260,793
Stock Indices	1,633,997	1.00%	3,291,729	547,142
Currencies	5,340,002	3.27%	8,791,420	2,857,950

TOTAL	$17,875,937	10.95%	$32,173,930	$7,797,846

(2) Average capitalization of Transtrend Class DS is $163,246,537.

Transtrend Class DS (2)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$331,397	0.26%	$1,197,217	$109,282
Energy	359,711	0.28%	810,589	39,677
Interest Rates	10,782,855	8.39%	14,708,674	5,997,177
Metals	90,834	0.07%	248,259	2,739
Stock Indices	556,066	0.43%	1,142,960	33,691
Currencies	402,336	0.31%	977,358	60,805

TOTAL	$12,523,199	9.74%	$19,085,057	$6,243,371

(2) Average capitalization of Transtrend Class DS is $128,595,510.

Aspect Class DS (3)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$695,979	0.76%	$1,064,040	$437,968
Energy	892,647	0.98%	1,457,212	421,434
Interest Rates	2,332,371	2.56%	3,972,800	1,196,856
Metals	1,125,686	1.24%	1,664,060	728,265
Stock Indices	766,169	0.84%	1,498,136	179,497
Currencies	1,692,785	1.86%	3,261,928	141,008

TOTAL	$7,505,637	8.24%	$12,918,176	$3,105,028

(3) Average Capitalization of Aspect Class DS is $91,099,424.

Aspect Class DS (3)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$48,590	0.06%	$92,819	$2,419
Energy	61,428	0.08%	149,193	8,266
Interest Rates	8,014,553	10.50%	14,837,852	4,680,142
Metals	81,522	0.11%	213,341	3,601
Stock Indices	122,936	0.16%	379,208	5,887
Currencies	324,767	0.43%	646,060	97,270

TOTAL	$8,653,796	11.34%	$16,318,473	$4,797,585

Winton Class DS (4)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$844,611	0.51%	$1,506,204	$344,797
Energy	565,305	0.34%	985,880	235,233
Interest Rates	2,385,591	1.45%	3,649,170	1,312,434
Metals	2,910,080	1.77%	4,749,097	2,054,356
Stock Indices	1,334,248	0.81%	2,760,611	76,401
Currencies	2,252,361	1.37%	3,849,096	1,353,131

TOTAL	$10,292,196	6.25%	$17,500,058	$5,376,352

(4) Average capitalization of Winton Class DS is $164,456,302.

Winton Class DS (4)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$66,419	0.05%	$143,791	$2,120
Energy	35,624	0.03%	68,518	7,259
Interest Rates	7,082,038	5.51%	8,547,657	6,181,929
Metals	65,496	0.05%	220,247	11,874
Stock Indices	151,038	0.12%	358,169	52,988
Currencies	478,226	0.37%	939,118	127,347

TOTAL	$7,878,841	6.13%	$10,277,500	$6,383,517

(4) Average capitalization of Winton Class DS is $128,457,694

John Locke Class DS (5)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,151,876	2.48%	$6,132,927	$1,337,070
Energy	1,363,445	1.07%	2,389,469	600,777
Interest Rates	1,677,614	1.32%	4,054,236	40,451
Metals	3,517,189	2.77%	7,769,170	1,422,337
Stock Indices	1,069,853	0.84%	2,017,379	249,413
Currencies	656,516	0.52%	1,760,469	159,474

TOTAL	$11,436,493	9.00%	$24,123,650	$3,809,522

(5) Average capitalization of John Locke Class DS is $127,156,082.

John Locke Class DS (5)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$275,554	0.22%	$968,849	$6,390
Energy	407,751	0.33%	1,812,797	16,382
Interest Rates	43,022,304	34.50%	305,915,780	1,922,404
Metals	538,652	0.43%	3,324,914	30,523
Stock Indices	446,146	0.36%	1,976,182	34,401
Currencies	2,626,631	2.11%	13,102,677	500,808

TOTAL	$47,317,038	37.95%	$327,101,199	$2,510,908

(5) Average capitalization of John Locke Class DS is $124,709,424

BlueTrend Class DS (6)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$461,865	0.39%	$876,198	$222,292
Energy	3,685,869	3.12%	7,504,388	418,261
Interest Rates	3,520,111	2.98%	6,229,202	1,996,318
Metals	821,064	0.69%	1,700,837	257,397
Stock Indices	3,573,656	3.02%	5,670,108	1,309,899
Currencies	2,195,617	1.86%	6,309,407	87,844

TOTAL	$14,258,182	12.06%	$28,290,140	$4,292,011

(6) Average capitalization of BlueTrend Class DS is $118,276,054.

BlueTrend Class DS (6)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$11,546	0.02%	$16,802	$2,512
Energy	47,904	0.09%	126,648	4,415
Interest Rates	4,167,371	7.74%	7,415,576	2,727,545
Metals	10,480	0.02%	22,254	3,646
Stock Indices	103,046	0.19%	360,685	8,830
Currencies	25,093	0.05%	63,560	1,961

TOTAL	$4,365,439	8.11%	$8,005,525	$2,748,907

(6) Average capitalization of BlueTrend Class DS is $53,859,118

Tudor Tensor Class DS (7)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$262,853	0.23%	$481,456	$101,534
Energy	1,097,913	0.95%	1,646,337	575,349
Interest Rates	1,546,709	1.34%	2,030,443	1,085,170
Metals	1,064,051	0.92%	2,868,270	266,466
Stock Indices	2,753,244	2.39%	4,511,655	1,539,076
Currencies	1,108,472	0.96%	2,032,136	293,075

TOTAL	$7,833,242	6.79%	$13,570,297	$3,860,670

(7) Average capitalization of Tudor Tensor Class DS is $115,196,679.

Chesapeake Class DS (4)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$357,829	0.47%	$1,333,240	77,437
Energy	721	0.00%	3,258	—
Interest Rates	4,114,434	5.35%	6,340,519	3,416,885
Metals	378,082	0.49%	1,848,800	34,228
Stock Indices	6,543	0.01%	57,132	—
Stock Futures	148,338	0.19%	1,143,955	—
Currencies	190,799	0.25%	1,000,168	23,079

TOTAL	$5,196,746	6.76%	$11,727,072	$3,551,629

(4) Average capitalization of Chesapeake Class DS is $76,876,140.

* Liquidated as of January 31, 2010.

GSA Class DS (7)

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$193,717	0.29%	$815,648	$—
Energy	236,419	0.35%	1,174,250	—
Interest Rates	1,534,434	2.27%	5,370,356	—
Metals	153,084	0.23%	1,145,669	—
Stock Indices	836,327	1.24%	4,304,255	—
Currencies	298,846	0.44%	1,553,411	—

TOTAL	$3,252,827	4.82%	$14,363,589	$—

(7) Average capitalization of GSA Class DS is $67,550,833.28

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

Item 4. Controls and Procedures

MLAI, the Manager of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this  quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,495,734	7,454,360	$1.1397
Feb-10	4,599,449	4,167,678	1.1036
Mar-10	3,694,299	3,312,085	1.1154
Apr-10	3,799,299	3,251,154	1.1686
May-10	3,784,640	3,200,541	1.1825
Jun-10	3,752,517	3,278,166	1.1447
Jul-10	2,040,660	1,786,448	1.1423
Aug-10	1,956,322	1,739,881	1.1244
Sep-10	2,583,735	2,217,037	1.1654
Oct-10	2,243,234	1,880,961	1.1926

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$10,791,109	9,305,889	$1.1596
Feb-10	13,643,857	12,160,300	1.1220
Mar-10	15,703,161	13,861,030	1.1329
Apr-10	17,633,870	14,868,356	1.1860
May-10	10,053,868	8,384,512	1.1991
Jun-10	14,059,848	12,122,650	1.1598
Jul-10	9,782,235	8,459,214	1.1564
Aug-10	13,292,208	11,686,485	1.1374
Sep-10	6,284,223	5,335,107	1.1779
Oct-10	6,913,630	5,740,787	1.2043

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,391,999	1,049,852	$1.3259
Feb-10	990,000	770,128	1.2855
Mar-10	—	—	1.3008
Apr-10	391,999	287,284	1.3645
May-10	—	—	1.3825
Jun-10	899,998	671,641	1.3400
Jul-10	499,999	373,440	1.3389
Aug-10	89,886	68,116	1.3196
Sep-10	1,800,000	1,314,444	1.3694
Oct-10	8,999,997	6,414,366	1.4031

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,914,992	1,592,641	$1.2024
Feb-10	3,819,726	3,279,579	1.1647
Mar-10	1,536,743	1,305,201	1.1774
Apr-10	1,209,894	980,465	1.2340
May-10	545,111	436,368	1.2492
Jun-10	1,328,479	1,098,280	1.2096
Jul-10	639,948	529,978	1.2075
Aug-10	904,659	760,857	1.1890
Sep-10	1,231,008	998,546	1.2328
Oct-10	302,167	239,454	1.2619

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1833
Feb-10	928,469	809,264	1.1473
Mar-10	—	—	1.1609
Apr-10	—	—	1.2178
May-10	254,285	206,083	1.2339
Jun-10	—	—	1.1959
Jul-10	—	—	1.1949
Aug-10	—	—	1.1777
Sep-10	—	—	1.2222
Oct-10	—	—	1.2522

(1) Beginning of the month Net Asset Value

(b)       Not applicable.

(c)        Not applicable.

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

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)