Form 10-K
period 2010-12-31
ML Systematic Momentum FuturesAccess LLC
filed 2011-03-15
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company “ in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of February 28, 2011 units of limited liability company interest with a Net Asset Value of $1,051,523,966 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Reports and Report of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced activities on April 2, 2007. The Fund operates as a “fund of funds” allocating and reallocating its capital under the direction of Merrill Lynch Alternate Investments LLC (“MLAI”), the sponsor and manager of the Fund, among eight underlying MLAI sponsored and managed Futures Access Funds (each a “Portfolio Fund,” or “FuturesAccess Fund” or collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit ) as of the beginning of each calendar month.

MLAI is the sponsor (“Sponsor”) and the manager (“Manager”) of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the commodity broker, of the Portfolio Funds. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

As of December 31, 2010 the Net Asset Value and the Net Asset Value per Unit  in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $1,027,411,885 and $1.2523 for Class A, $1.2615 for Class C, $1.4789 for Class D, $1.3265 for Class I, $1.3199 for Class D1 and $0 for Class DA.

The highest month-end Net Asset Value per Unit  for  Class A since the Fund began operations was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007.) The highest month-end Net Asset Value per Unit  for Class C since the Fund began operations was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007).  The highest month-end Net Asset Value per Unit  for Class D since the Fund began operations was $1.4789 (December 31, 2010) and the lowest was $1.0212 (August 31 2007).The highest month-end Net Asset Value per Unit  for Class I since the Fund began Operations was $1.3265 (December 31, 2010) and the lowest was $0.9500 (August 31, 2007). The highest month-end Net Asset Value per Unit  for Class D1 since the Fund began operations was $1.3199 (December 31, 2010) and the lowest was $0.9113 (August 31, 2007) .  The highest month-end Net Asset Value per Unit  for Class DA since the Fund began Operations was $1.0282 (December 31, 2008) and the lowest was $0.9460 (July 31, 2009).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Fund may invest in seven separate funds which trade in the futures and forward markets with the objective of achieving substantial capital appreciation

The investment objective of the Fund is to achieve superior risk-adjusted rates of return through a “single strategy-type” fund of funds approach focusing on, but not limited to, trend-following managed futures strategies. Under the direction of MLAI, the Fund will seek to achieve this objective by allocating its capital among a group of Portfolio Funds managed by the Portfolio Funds’ respective Trading Advisors (“Trading Advisors”) which, MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and draw downs.

Systematic trading generally assumes that a disciplined quantitative analysis of historical and contemporaneous market information without discretionary decision making can enable a trader to forecast price action in term of trends or other market dynamics and to take positions designed to profit from it. These systems can incur substantial losses when the market significantly deviates from its usual historical patterns, e.g. when weather-related catastrophes, international political disruptions, and unanticipated supply/demand imbalances unexpectedly dominate the market. Systematic trading systems share basic similarities, although the models which they apply to historical price data differ. Such similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the Portfolio Funds in the Fund’s portfolio.

Systematic trading strategies are speculative and involve substantial risk. By operating the Fund as a “fund of funds” and investing in a number of different Portfolio Funds, MLAI will attempt to mitigate the volatility and certain other risks of investing in a single Portfolio Fund. While diversifying among different Trading Advisors of the Fund involves the risk of one manager’s loss frequently offsetting another’s profits, this same offsetting effect also typically reduces overall performance volatility, potentially producing a risk/return profile for the Fund that may be more consistent with the portfolio objectives of certain investors than investing in a single Portfolio Fund.

The Portfolio Funds in which the Fund may invest as of December 31, 2010 are: ML Altis FuturesAccess LLC (the “Altis Fund”), ML Aspect FuturesAccess LLC (the “Aspect Fund”), ML BlueTrend Futures (the “BlueTrend Fund”), ML John Locke FuturesAccess LLC (the “John Locke Fund”), ML Transtrend DTP Enhanced FuturesAccess LLC (the “Transtrend Fund”) ML Tudor Tensor FuturesAccess LLC (the “Tudor Fund”) and  ML Winton FuturesAccess LLC (the “Winton Fund”).  The Fund had a position in ML Chesapeake FuturesAccess LLC (the “Chesapeake Fund”) which liquidated January 31, 2010. Each underlying fund has its own Trading Advisor. MLAI, the sponsor and manager of the Fund, may in its discretion, change the Portfolio Funds at any time. MLAI, also at it discretion may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any given Portfolio Fund.

( a ) ML Systematic Momentum FuturesAccess LLC currently invests in the following underlying Portfolio Funds which are advised, respectively, by the trading advisors (“Trading Advisors”) as indicated below:

Portfolio Funds	Trading Advisors

ML Altis FuturesAccess LLC	Altis Partners (Jersey) Limited
(the “Altis Fund”)	(“Altis”)
ML Aspect FuturesAccess LLC	Aspect Capital Limited
(the “Aspect Fund”)	(“Aspect”)
ML Chesapeake FuturesAccess LLC**	Chesapeake Capital Corporation
(the “Chesapeake Fund”)	(“Chesapeake”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited
(the “Winton Fund”)	(“Winton”)
ML John Locke FuturesAccess LLC	John Locke Investments SA
(the “John Locke Fund”)	(“John Locke”)
ML BlueTrend FuturesAccess LLC	BlueCrest Capital Management, L.P.
(the “BlueTrend Fund”)	(“BlueTrend”)
ML GSA FuturesAccess LLC*	GSA Capital Partner, LLP
(the “GSA Fund”)	(“GSA”)
ML Tudor Tensor FuturesAccess LLC	Tudor Investment Corporation
(the “Tudor Fund”)	(“Tudor”)

* GSA Fund Liquidated as of May 2009

* Chesapeake Fund Liquidated as of January 2010

( b ) The allocation percentages of Systematic Momentum FuturesAccess LLC investment in the underlying Portfolio Funds as of December 31, 2010 is as follows:

ML Altis FuturesAccess LLC	12.83%
ML Aspect FuturesAccess LLC	9.87%
ML Transtrend FuturesAccess LLC	17.77%
ML Winton FuturesAccess LLC	17.77%
ML John Locke FuturesAccess LLC	13.82%
ML Bluetrend FuturesAccess LLC	15.11%
ML Tudor Tensor FuturesAccess LLC.	12.83%

(c)           Each of the Portfolio Funds is managed by MLAI. Each Trading Advisor has entered into an Advisory Agreement with the relevant Portfolio Fund and MLAI.  MLAI and/or the Portfolio Fund may terminate the relevant Advisory Agreement with the Trading Advisor but will not retain any other Trading Advisor, although MLAI may dissolve the Portfolio Fund at any time.  The trading strategies and investment objectives of each of the Portfolio Funds are described below.

As used herein, references to the Fund’s (i) trading activities, (ii) trading advisors, (iii) custody of assets arrangements and (iv) accounts refer to such activities, trading advisors, arrangements and accounts of the Portfolio Funds through which the Fund invests, as applicable.

Employees

The Fund has no Employees.

Portfolio Funds

Altis Fund

Trading Strategies and Investment Objectives

The Altis Fund and MLAI have entered into an Advisory Agreement with Altis where by Altis will trade in the international futures and forwards markets pursuant to the Global Futures Portfolio (the “Altis Trading Program”).

The Altis Fund is only available to Investors via indirect investment through Systematic Momentum FuturesAccess Fund and operates as a vehicle to enable Merrill Lynch clients indirectly to access the Altis Trading Program with a substantially smaller minimum investment than is generally available to other persons opening managed accounts with Altis. It is a systematic, automated trading program that builds on the market experience of Altis’ principals and employs a unique proprietary advanced asset allocator (the “Advanced Asset Allocator”). The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investment changes are implemented after considering their effect on the whole portfolio, not just the individual markets concerned. The Altis Trading Program is designed to give investors participation in broad sectors of the world economy.

Markets

The Altis Trading Program Portfolio participates in over 140 worldwide futures markets over multiple maturities. The Altis Trading Program trades in financial and commodity markets worldwide. Types of instruments traded include, but are not limited to, energies, metals, grains and livestock. The Altis Trading Program will also trade commodity indices, stock indices, currencies, foreign exchange and other related futures and/or option contracts.

Aspect Fund

Trading Strategies and Investment Objectives

The Aspect Fund and MLAI have entered into an Advisory Agreement with Aspect whereby Aspect will trade in the international futures and forwards markets pursuant to the Aspect Diversified Program (the “Aspect Trading Program”).

The Aspect Trading Program, which Aspect has traded since December 1, 1998, is a fully systematic and broadly diversified global trading system that deploys multiple trading strategies that, primarily through the use of listed futures and foreign exchange over-the-counter derivative contracts, seek to identify and exploit directional moves in market behavior of a broad range of global financial instruments and other assets including (but not limited to) bonds, currencies, interest rates, equities, equity indices, debt securities and selected physical commodities (including some emerging market currencies and stock indices).  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.  Market concentration varies according to the strength of signals, volatility and liquidity, amongst other factors.

The core objectives of the Aspect Trading Program are to:  (i) produce strong medium-term capital growth; (ii) seek and exploit profit opportunities in both rising and falling markets using a disciplined quantitative and systematic investment process; (iii) seek long-term diversification away from overall movements in traditional bond and stock markets and thereby play a valuable role in enhancing the risk/return profile of traditional investment portfolios; and (iv) minimize risk by operating in a diverse range of markets and sectors using a consistent investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including (but not limited to) market correlation, volatility, liquidity and the cost of market access.

Aspect retains the right to develop and make changes to the Aspect Trading Program at its sole discretion.

Markets

Aspect’s trading involves the speculative trading of foreign exchange over-the-counter derivative contracts and exchange traded futures contracts.  The Aspect Fund trades on a variety of United States and foreign futures exchanges.

Bluetrend Fund

Trading Strategies and Investment Objectives

The Bluetrend Fund and MLAI have entered into an Advisory Agreement with Bluetrend whereby Bluetrend trades in the international futures and forwards markets pursuant to Bluetrend’s Program (the “Bluetrend Trading Program”).

BlueTrend seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development. The BlueTrend Program’s systematic research team combines research, model development, implementation and execution functions. It also leverages BlueCrest’s market expertise in all areas of its activity, which is designed to enable the program to have a unique competitive edge in this sector. BlueTrend FuturesAccess’ portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

BlueCrest is a systematic trend follower, but its decision-making inputs are 100% technical. BlueCrest aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards. BlueTrend FuturesAccess trades daily futures across 150+ markets in equity indexes, fixed income, foreign exchange, energy, metals, agriculturals and soft commodities. The reference price of the transaction and the daily mark to market are based on the relevant futures contract settlement price set by the exchange.

Bluetrend has the right to employ any form or method of technical analysis that it deems appropriate in trading the Bluetrend Trading Program.

Markets

BlueTrend trades daily futures across 150+ markets in equity indexes, fixed income, foreign exchange, energy, metals, agriculturals and soft commodities

John Locke Fund

Trading Strategies and Investment Objectives

The John Locke Fund and MLAI have entered into an Advisory Agreement with John Locke whereby John Locke will trade in the international futures and forwards markets pursuant to the JLI Systematic Program (the “John Locke Trading Program”).

The  John Locke Fund is only available to Investors via indirect investment through Systematic Momentum FuturesAccess Fund and operates as a vehicle to enable Merrill Lynch clients indirectly to the John Locke Trading Program  with a substantially smaller minimum investment than is generally available to other persons opening managed accounts with John Locke.

The John Locke Trading Program’s investment objective is to achieve substantial long-term capital appreciation while offering an efficient diversified investment vehicle trading in futures contracts and forward markets as an alternative to traditional assets such as bonds, equities or real estate. Within a very strict risk management policy, the investment program will get long, short or neutral exposure to the main world markets by systematically trading a large portfolio of futures contracts and forward markets. Investment decisions are purely technical and involve tick-by-tick and daily market data processing. Sophisticated risk control tools such as real-time Value At Risk (“VaR”) evaluation will allow a secure use of leverage.

The cornerstone of the John Locke Trading Program’s investment process is a disciplined investment approach based on the systematic application of computerized trading strategies, qualified within a quantified risk management framework. The strategies are purely technical, based on in-depth analysis of market price movements.

Markets

John Locke’s Trading Program system tracks the daily price movements from more than 40 markets around the world, and carries out computations to determine the positions and orders in each instrument on each day. If rising prices are anticipated, a long position would be established; if prices are expected to fall, a short position is the appropriate way to realize a profit. In order to seek to optimize the risk/return ratio, the strategies implemented make use of a multidimensional diversification approach. Under this approach, a variety of commodity interests, futures and other financial instruments are employed in the primary economic sectors in markets located across broad geographic zones.

Transtrend Fund

Trading Strategies and Investment Objectives

Transtrend Fund and MLAI have entered into an Advisory Agreement with Transtrend whereby Transtrend trades in the international futures and forwards markets pursuant to the Diversified Trend Program - Enhanced Risk Profile (USD) (the “Transtrend Trading Program”).  The Diversified Trend Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.

The applied principles of risk management play a dominant role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Transtrend Trading Program is entirely based on quantitative analysis of signaled price behavior of outright markets and of intra-market and/or inter-market combinations of the instruments concerned, and therefore not on fundamental analysis.

The Transtrend Trading Program may enter into both long and short positions in any of the instruments involved, or it may have no position.  Long and short positions are likely to be leveraged and unhedged and/or uncovered.  The degree of leverage is implicitly determined by the risk/reward profile selected by the Transtrend Fund.  The degree of leverage can be expressed as the number of contracts traded or held in position per million U.S. dollar under management.

The Transtrend Trading Program is systematic by nature and requires a consistent application.  Therefore, discretionary inputs are not essential to the effectiveness of the Transtrend Trading Program.  Exceptional market circumstances of the observed past, both favorable and unfavorable, are integrally reflected in the presented performance profile of the Transtrend Trading Program.  While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on performance of the Transtrend Fund.

Transtrend has the right to employ any form or method of technical analysis that it deems appropriate in trading the Transtrend Trading Program.

Markets

Transtrend trades the following instruments on U.S. and non-U.S. exchanges and markets: (a) futures, options, options on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, individual stocks, stock indices and other indices; and (b) spot currencies, in all cases ((a) and (b))

traded on regulated markets and/or OTC markets. Transtrend does not, however, currently trade futures, options, options on futures or forward contracts on individual stocks for the Transtrend Fund.  Over time, the underlying values of futures, options, options on futures and forward contracts traded may also include other economic variables which are now or may hereafter become the subject of organized futures, options or forward trading.  Over time, the instruments that Transtrend trades may also include swaps or other derivative, margined instruments, in each case traded on regulated and/or OTC markets.

Tudor Fund

Trading Strategies and Investment Objectives

The Tudor Fund and MLAI have entered into an Advisory Agreement with Tudor whereby Tudor will trade in the international futures and forwards markets pursuant to the Tudor Tensor Strategy (the “Tudor Tensor Trading Program”).

The Tudor Funds strategy investment objective is to achieve capital appreciation by employing quantitative investment strategies in leveraged trading and investing in exchange traded futures contracts on currencies, fixed income instruments, stock indices and commodities, as well as over-the-counter foreign currency spot contracts. Tudor seeks to achieve this objective by directing the Tudor Tensor Trading Program strategy’s trading and investment on U.S. and non-U.S.exchanges and markets.

The Tudor Tensor Trading Program employs a number of computerized mathematical trading systems, or models, involving exchange-traded futures contracts on currencies, fixed income instruments, equity indices and commodities, as well as over-the-counter foreign currency spot contracts. These systems, when applied to market data, produce computer-generated trading signals on a largely automated basis. The systems base their investment decisions on a variety of algorithms that analyze, among other factors, historical prices and economic data in order to identify patterns or trends, predict future price direction or identify relative value opportunities.

Markets

The Tudor Tensor FuturesAccess Strategy generally trades futures and over-the-counter foreign currency instruments whose underlying instruments are one or more of the following: currencies, fixed income, stock indices and commodities. Average holding periods for each system generally range from a few days to several months.

Winton Fund

Trading Strategies and Investment Objectives

The Winton Fund and MLAI have entered into an Advisory Agreement with Winton whereby Winton trades in the international futures and forwards markets pursuant to the Winton Diversified Program (the “Winton Trading Program”).

The investment objective of the Winton Trading Program is to achieve long-term capital appreciation through compound growth.  Winton seeks to achieve this goal by pursuing a diversified trading scheme that does not rely upon favorable conditions in any particular market, or on market direction.

The Winton Trading Program seeks to combine highly liquid financial instruments offering positive but low Sharpe ratios, meaning that profits have been achieved with a certain level of risk and generally low correlation over the long term to other markets such as equities and fixed income.

The Winton Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based upon the instructions generated by the Winton Computer Trading System.  A majority of the trades in the Winton Trading Program are executed electronically.  The Winton Trading Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models.  As its name implies, the

Winton Trading Program seeks to allocate for maximum diversification.  A sophisticated system of risk management is used in the Winton Trading Program.

Winton’s trading principals may decide that external events fall entirely outside the scope of the research upon which the Winton Trading Program is based and may determine to exercise some discretion rather than follow the dictates of the system.

Markets

Winton trades in a variety of liquid U.S. and non-U.S. futures and forward contracts, including agricultural, currencies, energy, interest rates, metals and stock indices.  The Winton Fund trades on a variety of United States and foreign futures exchanges.  The Winton Trading Program’s portfolio consists mainly of positions in the following futures markets:  stock indices; bonds; short-term interest rates; currencies; precious and base metals; grains; livestock; energy and agricultural products.  In addition, the Winton Trading Program may trade in certain over-the-counter instruments, such as, but not limited to, forward contracts on foreign exchange and interest rates and swaps.  In addition, the Winton Trading Program may trade in government securities such as bonds and other similar instruments.

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

Interest Earned on the Fund’s U.S. Dollar Cash Assets

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

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

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on Non-U.S. Dollar Cash Assets

Each Portfolio Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such Portfolio Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each Portfolio Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each Portfolio’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the Portfolio Funds do not earn interest income on, the Portfolio Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each Portfolio Fund’s Cash Assets may be greater than, less than or equal to such Portfolio Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Portfolio Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to Portfolio Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the Portfolio Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Portfolio Funds, lends certain currencies to, and borrows certain currencies from, the Portfolio Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,451,397	0.19%	$1,066,617	0.14%	$632,387	0.18%
Sponsor fees	18,769,349	2.43%	14,993,578	1.94%	6,953,728	1.97%
Total	$20,220,746	2.62%	$16,060,195	2.08%	$7,586,115	2.15%

The foregoing table does not reflect the bid-ask spreads paid by the Portfolio Funds on their forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Portfolio Funds’ U.S. dollar assets maintained at MLPF&S.

Management fees and performance fees are not included in the above table of charges, because the Fund does not charge management fees or performance fees, but instead charges a “sponsor fee” which is set forth in the table.  While the Trading Advisors to the Portfolio Funds in which the Fund invests do charge management fees and performance fees, these are not included in the table since such fees are not Fund expenses.  However, such management fees and performance fees reduce the Net Asset Value of the Fund’s underlying investment in each Portfolio Fund.

Each Portfolio Fund pays the relevant Trading Advisor applicable performance fees and management fees.  As an investor in the Portfolio Funds, the Fund’s investment in the Portfolio Funds is therefore reduced by the performance fees and management fees paid by the Portfolio Fund to the Trading Advisor.  As a result, the Fund’s returns are decreased by the performance and management fees paid by the Portfolio Funds.  The Portfolio Funds generally pay the performance fees and management fees out of the cash held by them, although such fees can be paid by liquidating Portfolio Fund assets.  The performance fees and management fees are not charged directly to the Fund or its members.

The Fund’s average month-end Net Asset Values during 2010, 2009 and 2008 equaled $931,310,433, $772,699,779 and $352,254,725, respectively.

During 2010, the Fund earned $3,003 in interest income, or approximately 0.0003 % of the Fund’s average month-end Net Asset Values. During 2009, the Fund earned $100,827 in interest income, or approximately 0.012 % of the Fund’s average month-end Net Asset Values . During 2008, the Fund earned $97,972 in interest income, or approximately 0.028% of the Fund’s average month-end Net Asset Values .

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

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Portfolio Funds Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by each of the Portfolio Fund’s respective Trading Advisors will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Forward Trading

The Portfolio Funds will trade in the forward markets, in addition to trading in the future markets.  None of the CFTC, the NFA, futures exchanges nor banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these forward markets, the Portfolio Funds will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties.  This results in the risk that a counterparty may not settle a transaction with the Portfolio Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions, including transactions through which the Portfolio Funds are attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Fund’s Operations

The Portfolio Funds implement speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Portfolio Funds by restricting their markets, limiting their trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Portfolio Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the new regulatory requirements.  If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Portfolio Fund, the Trading Advisor, the Sponsor and/or the Portfolio Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Portfolio Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which certain Trading Advisors might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Fund), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Fund.  These actions may have a material adverse effect on the Fund and investors.

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

Changes in Trading Strategy

The Trading Advisors may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Portfolio Funds are subject to the risk of the insolvency of their counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Portfolio Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Portfolio Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Portfolio Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Portfolio Fund or suspend, limit or otherwise alter trading, perhaps causing the Portfolio Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B:           Unresolved Staff Comments

None.

Item 2:          Properties

The Fund and the Portfolio Funds do not use any physical properties in the conduct of their business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10TH.  Floor, 250 Vesey Street, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:          Legal Proceedings

None

Item 4:          Removed and Reserved

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

(b)           Holders:

As of December 31, 2010, there were 10,729 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,495,734	7,454,360	$1.1397
Feb-10	4,599,449	4,167,678	1.1036
Mar-10	3,694,299	3,312,085	1.1154
Apr-10	3,799,299	3,251,154	1.1686
May-10	3,784,640	3,200,541	1.1825
Jun-10	3,752,517	3,278,166	1.1447
Jul-10	2,040,660	1,786,448	1.1423
Aug-10	1,956,322	1,739,881	1.1244
Sep-10	2,583,735	2,217,037	1.1654
Oct-10	2,243,234	1,880,961	1.1926
Nov-10	2,184,955	1,768,908	1.2352
Dec-10	4,073,395	3,397,044	1.1991
Jan-11	6,020,020	4,807,171	1.2523
Feb-11	2,081,630	1,687,854	1.2333

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$10,791,109	9,305,889	$1.1596
Feb-10	13,643,857	12,160,300	1.1220
Mar-10	15,703,161	13,861,030	1.1329
Apr-10	17,633,870	14,868,356	1.1860
May-10	10,053,868	8,384,512	1.1991
Jun-10	14,059,848	12,122,650	1.1598
Jul-10	9,782,235	8,459,214	1.1564
Aug-10	13,292,208	11,686,485	1.1374
Sep-10	6,284,223	5,335,107	1.1779
Oct-10	6,913,630	5,740,787	1.2043
Nov-10	6,788,934	5,447,271	1.2463
Dec-10	12,247,903	10,131,444	1.2089
Jan-11	14,214,345	11,267,812	1.2615
Feb-11	14,904,609	12,007,258	1.2413

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,391,999	1,049,852	$1.3259
Feb-10	990,000	770,128	1.2855
Mar-10	—	—	1.3008
Apr-10	391,999	287,284	1.3645
May-10	—	—	1.3825
Jun-10	899,998	671,641	1.3400
Jul-10	499,999	373,440	1.3389
Aug-10	89,886	68,116	1.3196
Sep-10	1,800,000	1,314,444	1.3694
Oct-10	8,999,997	6,414,366	1.4031
Nov-10	—	—	1.4551
Dec-10	—	—	1.4143
Jan-11	1,349,999	912,840	1.4789
Feb-11	999,999	685,729	1.4583

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$1,914,992	1,592,641	$1.2024
Feb-10	3,819,726	3,279,579	1.1647
Mar-10	1,536,743	1,305,201	1.1774
Apr-10	1,209,894	980,465	1.2340
May-10	545,111	436,368	1.2492
Jun-10	1,328,479	1,098,280	1.2096
Jul-10	639,948	529,978	1.2075
Aug-10	904,659	760,857	1.1890
Sep-10	1,231,008	998,546	1.2328
Oct-10	302,167	239,454	1.2619
Nov-10	431,900	330,325	1.3075
Dec-10	1,938,391	1,526,653	1.2696
Jan-11	664,870	501,221	1.3265
Feb-11	580,495	444,211	1.3068

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1833
Feb-10	928,469	809,264	1.1473
Mar-10	—	—	1.1609
Apr-10	—	—	1.2178
May-10	254,285	206,083	1.2339
Jun-10	—	—	1.1959
Jul-10	—	—	1.1949
Aug-10	—	—	1.1777
Sep-10	—	—	1.2222
Oct-10	—	—	1.2522
Nov-10	1,270,605	978,442	1.2986
Dec-10	498,785	395,140	1.2623
Jan-11	—	—	1.3199
Feb-11	711,112	546,379	1.3015

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (Commencement of operations) to December 31, 2007

Trading profit (loss)
Realized, net	$16,360,846	$(4,551,852)	$9,202,478	$(560,037)
Change in unrealized, net	92,218,885	(57,300,048)	71,910,257	14,550,075
Total trading profit (loss)	108,579,731	(61,851,900)	81,112,735	13,990,038

INVESTMENT INCOME:
Interest	3,003	100,827	97,972	3,827

EXPENSES:
Sponsor fees	18,769,349	14,993,578	6,953,728	485,354
Other	1,451,397	1,066,617	651,887	504,521
Total Expenses	20,220,746	16,060,195	7,605,615	989,875

NET INVESTMENT INCOME (LOSS)	(20,217,743)	(15,959,368)	(7,507,643)	(986,048)

NET INCOME (LOSS)	$88,361,988	$(77,811,268)	$73,605,092	$13,003,990

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$1,027,411,886	$868,301,244	$678,698,088	$120,224,077
Net Asset Value per Class A Unit	1.2523	1.1397	1.2561	1.0273
Net Asset Value per Class C Unit	1.2615	1.1596	1.2908	1.0664
Net Asset Value per Class D Unit	1.4789	1.3259	1.4379	1.1571
Net Asset Value per Class I Unit	1.3265	1.2024	1.3197	1.0752
Net Asset Value per Class D1 Unit	1.3199	1.1833	1.2847	1.0350
Net Asset Value per Class DA Unit	—	—	1.0282	—

See notes to financial statements

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9588	$0.9090	$0.9705	$1.0272	$1.0093	$1.0278
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220	$1.1807	$1.2232	$1.2561
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601	$1.1456	$1.1597	$1.1737	$1.1342	$1.1797	$1.1397
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423	$1.1244	$1.1654	$1.1926	$1.2352	$1.1991	$1.2523

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0432	$0.9993	$0.9467	$1.0099	$1.0680	$1.0486	$1.0668
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559	$1.2154	$1.2581	$1.2909
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863	$1.1705	$1.1839	$1.1972	$1.1559	$1.2012	$1.1596
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564	$1.1374	$1.1779	$1.2043	$1.2463	$1.2089	$1.2615

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916	$1.1569	$1.1381	$1.1603
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810	$1.3497	$1.4001	$1.4396
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395	$1.3244	$1.3424	$1.3603	$1.3161	$1.3706	$1.3259
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389	$1.3196	$1.3694	$1.4031	$1.4551	$1.4143	$1.4789

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0444	$1.0017	$0.9500	$1.0146	$1.0743	$1.0559	$1.0756
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777	$1.2397	$1.2848	$1.3199
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214	$1.2066	$1.2219	$1.2370	$1.1957	$1.2440	$1.2024
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075	$1.1890	$1.2328	$1.2619	$1.3075	$1.2696	$1.3265

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9600	$0.9113	$0.9741	$1.0324	$1.0157	$1.0356
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432	$1.2045	$1.2495	$1.2848
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955	$1.1820	$1.1981	$1.2141	$1.1746	$1.2233	$1.1833
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949	$1.1777	$1.2222	$1.2522	$1.2986	$1.2623	$1.3199

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0282
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568	$0.9460	$0.9588	$0.9716	n/a	n/a	n/a

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $180,495,488

Current Capitalization:   $137,682,539

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (12.13)%  (January 2009 - January 2010)

Net Asset Value per Unit for Class A, December 31, 2010:   $1.2523

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(3.17)%	.70%	1.34%	—
February	1.07	0.09	10.48	—
March	4.77	(3.22)	(2.29)	—
April	1.19	(2.92)	(0.54)	—
May	(3.20)	1.13	3.70	—
June	(0.21)	(2.19)	4.89	—
July	(1.57)	(1.25)	(6.58)	(4.12)%
August	3.65	1.23	(2.54)	(5.19)
September	2.33	1.21	1.31	6.76
October	3.57	(3.37)	5.23	5.85
November	(2.92)	4.01	3.60	(1.74)
December	4.44	(3.39)	2.69	1.83
Compound Annual Rate of Return	9.88%	(9.27)%	22.21%	2.78%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 25.23%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $857,074,580

Current Capitalization:   $688,642,500

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (13.08)%  (January 2009- January 2010)

Net Asset Value per Unit for Class C, December 31, 2010:   $1.2615

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(3.24)%	(.79)%	1.27%	—
February	0.97	0.01	10.40	—
March	4.69	(3.30)	(2.38)	—
April	1.10	(3.00)	(0.62)	—
May	(3.28)	1.04	3.61	—
June	(0.29)	(2.27)	4.80	4.32%
July	(1.64)	(1.33)	(6.66)	(4.20)
August	3.56	1.14	(2.62)	(5.27)
September	2.24	1.12	1.22	6.67
October	3.49	(3.45)	5.15	5.76
November	(3.00)	3.92	3.51	(1.82)
December	4.35	(3.46)	2.61	1.74
Compound Annual Rate of Return	8.79%	(10.17)%	21.00%	6.68%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 26.15%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $160,286,519

Current Capitalization:   $50,284,160

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.70)%  (January 2009-October 2010)

Net Asset Value per Unit for Class D, December 31, 2010:   $1.4789

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(3.05)%	(.58)%	1.47%	—
February	1.19	0.22	10.63	—
March	4.90	(3.10)	(2.18)	—
April	1.32	(2.80)	(0.41)	3.43%
May	(3.07)	1.26	3.83	3.64
June	(0.08)	(2.08)	5.02	4.54
July	(1.44)	(1.13)	(6.46)	(4.00)
August	3.77	1.36	(2.42)	(5.07)
September	2.46	1.33	1.43	6.90
October	3.71	(3.25)	5.36	5.98
November	(2.80)	4.14	3.73	(1.62)
December	4.57	(3.26)	2.82	1.96
Compound Annual Rate of Return	11.54%	(7.90)%	24.06%	16.04%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 47.89%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $138,034,615

Current Capitalization:   $103,872,241

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (11.74)%  ( January 2009-December 2010)

Net Asset Value per Unit for Class I, December 31, 2010:  $1.3265

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(3.14)%	(0.67)%	1.39%	—
February	1.09	0.12	10.52	—
March	4.81	(3.18)	(2.27)	—
April	1.23	(2.89)	(0.51)	—
May	(3.17)	1.16	3.74	—
June	(0.17)	(2.16)	4.93	4.44%
July	(1.53)	(1.21)	(6.55)	(4.09)
August	3.68	1.27	(2.50)	(5.16)
September	2.36	1.24	1.33	6.80
October	3.61	(3.34)	5.26	5.88
November	(2.89)	4.05	3.65	(1.71)
December	4.47	(3.35)	2.72	1.86
Compound Annual Rate of Return	10.32%	(8.90)%	22.71%	7.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 32.65%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $53,823,261

Current Capitalization:   $46,930,445

Worst Monthly Drawdown(2):  (6.46)% ( July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.69)%  (January 2009-October 2010)

Net Asset Value per Unit for Class D1, December 31, 2010:   $1.3199

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(3.04)%	(.58)%	1.47%	—
February	1.19	0.21	10.62	—
March	4.90	(3.10)	(2.18)	—
April	1.32	(2.79)	(0.41)	—
May	(3.08)	1.25	3.83	—
June	(0.08)	(2.07)	5.02	—
July	(1.44)	(1.13)	(6.46)	(4.00)
August	3.78	1.36	(2.42)	(5.07)
September	2.45	1.34	1.43	6.90
October	3.71	(3.25)	5.36	5.98
November	(2.80)	4.15	3.74	(1.62)
December	4.56	(3.27)	2.83	1.96
Compound Annual Rate of Return	11.54%	(7.90)%	24.07%	3.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 18.33%.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS DA UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2008

Aggregate Subscriptions:    $56,445,187

Current Capitalization:   $ 0

Worst Monthly Drawdown(2): (3.09)% ( March 2009)

Worst Peak-to-Valley Drawdown(3):  (7.99)%  (Jan-July 2009)

Net Asset Value per Unit for Class DA, December 31, 2010:  $0

Monthly Rates of Return (4)

Month	2009	2008
January	(0.58)%	—
February	0.22	—
March	(3.09)	—
April	(2.80)	—
May	1.25	—
June	(2.07)	—
July	(1.13)	—
August	1.35	—
September	1.34	—
October	—	—
November	—	—
December	—	2.82%
Compound Annual Rate of Return	(5.50)%	2.82%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date of liquidation total return is (2.84)%.  Class DA was liquidated on September 30, 2009.

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

Year ended December 31, 2010

Total Trading Profit (Loss)
Chesapeake*	$(2,598,008)
Transtrend	29,487,583
Altis	12,597,945
Winton	20,913,669
Aspect	14,049,609
John Locke	10,500,284
BlueTrend	18,370,900
Tudor	5,257,749

$108,579,731

* Liquidated as of January 31, 2010.

The Fund experienced a net trading profit for the year ended December 31, 2010 of $108,579,731

The Portfolio Funds’ long positions in equities, commodities and short positions in the U.S. dollar resulted in profits posted to the Fund in the beginning of January.  Markets then reversed and losses were posted in each of these asset classes and all gains accumulated through the middle of the month were given back in these various markets.  Fixed income was one asset class where existing positioning were profitable. Long positions in short term interest rate contracts posted gains however, these gains were not enough to offset losses in the three other major asset classes resulting in losses being posted to the Fund at the beginning of the first quarter. Five of the seven Portfolio Funds had positive performance in February resulting in profits being posted to the Fund. These were the medium and long term trend followers: Altis, Aspect, BlueTrend, Transtrend and Winton. Long positions in fixed income drove performance. Yields generally moved lower over the course of the month and the trading advisors benefited from having long exposure to both bonds and short term interest rate contracts. The Portfolio Funds’ benefited from short positions in European currency exposure due to the Euro and British pound losing value against the U.S. dollar. In other asset classes, some choppiness and a lack of significant trends meant that equity indices and commodities did not have much of an impact on the month’s returns. These two trading advisors, John Locke and Tudor Tensor, had negative performance in the month of February. These two trading advisors utilize trend following as an important allocation and made money in similar areas as other trend followers. However, John Locke and Tudor Tensor also allocate capital to shorter term strategies. One of these strategies, pattern recognition, suffered large losses in several markets that showed significant choppiness in February which was not enough to offset the profits posted to the Fund in the middle of the first quarter. All of the Portfolio Funds had positive performance in March resulting in profits being posted to the Fund at the end of the first quarter. Equity indices drove performance for most Portfolio Funds’ trading advisors. Positioning was firmly on the long side due to the strength of the current up trends in global equity indices. Commodities were also profitable across the board due to long positions in oil and metals and short positions in natural gas and grains. Positioning was spot on in most of these sub sectors. Oil and metals generally rose and natural gas and grains declined in March. Currencies also posted profits to the Fund. The Euro and British pound ended the month down, benefiting short positions in these currencies. On the other hand the Canadian and Australian dollars rose, resulting in profits due to their long positions in these currencies. Fixed income was the only losing asset class. Short term interest rate contracts generally stayed flat, but yields on longer term government bonds rose during the month, causing some losses to long positions in those instruments. Overall, the yield moves were not very large, so losses were contained.

Most Portfolio Funds had positive performance in April resulting in profits being posted to the Fund at the beginning of the second quarter.  The trading advisors who are medium and long term trend followers: Altis, Aspect, BlueTrend Transtrend and Winton performed well. In fixed income, falling overall G7 (Canada, France, Germany, Italy, Japan, United Kingdom and United States) yields meant that long positions were profitable. In currencies, a balanced posture with short European currencies against long positions in commodity and emerging markets currencies posted profits to the Fund. In commodities, some sectors lost money which was offset by gains in the energies and metals sectors. While U.S. equity indices ended the month up, European and Asian markets generally ended the month lower. All trading advisors were long in global equity indices with profits or losses dependent upon their relative size in various geographies. The Portfolio Funds had overall losses in May resulting in losses posted to the Fund in the middle of the second quarter.  Medium and long term trend followers did not perform well as they were seriously affected by reversals in multiple markets. The trading advisors with shorter time horizons were better able to navigate these reversals and adjust their portfolios quickly. Equities, oil, natural gas and industrial metals all saw reversals with some markets moving more than 10% in the opposite direction of the trend. By the end of May, most trading advisors were very light in equities (but still long) and slightly short positions in energies. Other losing commodity positions were curtailed, the remaining long exposure generally being in precious metals. Currencies performance varied as some trading advisors posted profits and some lost money in the asset class. Performance depended on the relative size of short European currency positions vs. long positions in commodities and emerging markets currency positions.  The trading advisors with larger short positions in European currencies managed to make money in the asset class. Fixed income yields came down during the month of May as investors sought safety in government securities. The trading advisors long positioning benefited from these moves however, the gains were not enough to offset losses in other portfolio areas. In June the Portfolio Funds posted losses to the Fund as performance was quite mixed among trading advisors. Equities and many commodity sectors had suffered significant reversals with the trading advisors being caught on the wrong side of trades. As a result, they had moved to cut risk in those asset classes. Coming into June, the trading advisors still had on some long equity exposure. They were also long precious metals, short grains and neutral in the energy sector. But in general, position sizes tended to be small. When equities continued to move downward during June and commodities continued to experience some moves that were adverse to positioning, losses were suffered but these losses were quite contained. In June, currencies were generally the worst performing asset class for the trading advisors. Having significant short European currency exposure was bad for performance as two major currencies, the British pound and Swiss franc rallied. There were some gains from short euro positions, but these were not enough to counter losses felt from reversals in the British pound and Swiss franc. Fixed income was a solid winning asset class for the trading advisors. Long positions across the yield curve generated positive returns as yields came down as a result of stronger risk adverse sentiment, especially in the second half of June. Fixed income also happened to be a portfolio area where risk was relatively greater than in other asset classes, so gains here were able to counter losses or mixed performance in all other sectors. Altis’ performance was weakest among the trading advisors in Systematic Momentum. Its losses in equity indices and currencies were greater than its peers. However, Winton’s lower level of risk taking in reversing asset classes as well as more sizable long precious metals positions relative to other trading advisors resulted in it being the best performer in June.

The Portfolio Funds posted losses to the Fund at the beginning of the third quarter as performance was quite mixed among trading advisors, following a difficult May and June. The only significant and consistent exposure was that all of the trading advisors had long positions fixed income. This was a result of a long term down trend in yields across the board. In July, yields generally continued their downward trend. This meant that both short term interest rates contracts and bond futures appreciated in value, generating profits for the trading advisors who had long positions in these contracts. In addition, equities showed some volatility intra month, but ended July higher. The trading advisors generally benefited from these moves as they still had long positions in equity indices remaining despite the reversals from May and June. The gains from fixed income were healthy, but equity indices contributed little to performance given a relatively smaller risk allocation. Currencies and commodities detracted from performance. European currencies broke the trend and moved up during July as concerns relating to European growth and bank health subsided. This caused losses to short positions in those currencies. Gold fell in July and wheat rose due to supply and weather concerns. Since these were significant commodity exposures for most of the trading advisors, the Portfolio Funds posted losses. The best performing trading advisor was BlueTrend due to long positions in equity and energy allocations where the trend was up. Most of the other trading advisors were closer to being neutral in both sectors. Winton had been the best performer coming into the second half of the year, but incurred losses in July. Winton’s loss was larger than several other trend followers due to its long positions in gold, short positions in grains and short euro positions.

The Portfolio Funds posted profits to the Fund in the middle of the third quarter. May, June and July were generally characterized by reversals and choppiness in all asset classes except fixed income. As a result, coming into August, the Fund’s main exposure was to be long fixed income. This positioning did very well as yields generally continued their long term down trend during the month. With risk aversion the dominant sentiment in August, fixed income yields moved significantly lower across the curve, benefiting the trading advisors with long exposure. An absence of trends in equities, currencies and commodities meant that risk in those asset classes was not very significant. The main exposures in those sectors were small long positions in equity indices, short positions in the euro against long positions in most other major currencies, and relatively neutral positions in commodities (short positions in natural gas, long positions in oil, metals and agricultural). These positions came in flat during August. The short positions in euro and natural gas and long positions in metals resulted in profits posted to the Fund.  However, long positions in equities, oil and FX lost money. Having little risk on in these sectors meant that gains and losses were small, and they generally canceled each other out. Aspect and Altis had strong returns in August due as their risk allocation to fixed income was greater than the other Portfolio Funds and in the case of Altis, short positions in oil and natural gas also contributed strongly to the return. BlueTrend and Tudor Tensor experienced small losses in August. BlueTrend’s long positioning in commodities and equities posted losses for the Fund, offsetting profits from fixed income. For Tudor Tensor, short term intra-month market fluctuations hurt the Fund’s non-trend systems. The Portfolio Funds posted profits to the Fund at the end of the third quarter. Coming into August, the Fund’s main exposure was long fixed income and that positioning performed well as yields generally continued their long term down trend during the month. In September, a similar positioning produced good results, but for different reasons. Fixed income was the dominant exposure for most trading advisors at the start of September as yields initially moved higher. This was due to improving investor optimism, following strong manufacturing numbers out of China and the United States. Then mid-month, the Federal Reserve talked about the possibility of a further round of quantitative easing. Yields reversed, ending the month close to where they started, and the Portfolio Funds recouped most of their losses from earlier in the month. They also profited from long positions in equity indices, as global equity markets had a strong month. In commodities, long positions in precious metals and agricultural gained as up trends continued. In currencies, overall short positions in the U.S. dollar generated profits and lost money in fixed income. Tudor Tensor was the best performer in September partly due to the non-trend diversification. Winton had the weakest return with smaller risk allocations to the equity, FX and commodity sectors resulted in close to flat performance.

Profits were posted to the Fund at the beginning of the fourth quarter. Commodities were the best performer as most sectors continued in their up trend. Grains, softs and metals all rose, with some markets making very strong gains. The trading advisors generally took advantage of these moves. Some remaining short exposure in the energy sector caused losses as oil reversed and rose during the month of October, but these losses were minimal. In equity indices, the global rally that began in September continued unabated in most geographies and trading advisors who had long positions benefited. Finally, the risk seeking trade manifested itself in the currency sector as well and the U.S. dollar continued to depreciate. Long positions held broadly by all the trading advisors in major foreign currencies benefited from this. Long positions in fixed income posted losses for the Portfolio Funds in October. After strong moves in August, yields generally bottomed in early September and have been rising slightly in a volatile manner since. Tudor Tensor was the best performer in October. Tudor has roughly a third of its portfolio allocated to medium term trend following and another two thirds in non-trend models like pattern recognition and fundamentally based FX strategies. All strategy groups performed very well in October. Winton had the weakest return. While the return was positive, it lagged the other Portfolio Funds. Winton has a lower volatility target and has less leverage in its portfolio. In strongly trending environments, it will typically underperform its peers. This is the cost of having a more conservative risk taking approach. Losses were posted to the Fund in the middle of the fourth quarter as a result of numerous reversals across markets. The first few days of November generally saw existing trends extend themselves. The rally in risk assets continued unabated while yields were down resulting in profits being posted to the Fund. Starting in the second week of November, markets began to shift and many of the trends that had been in place for the last few months reversed. The most violent moves were seen in fixed income and currencies as yields shot up and foreign currencies began losing value against the U.S. dollar. These moves represented sharp reversals and all trading advisors who had long positions posted losses. In addition, equity indices and many agricultural markets also reversed, giving up profits for the month. Only precious metals continued the trend. At month end, returns from trading equity indices were slightly negative for many of the Portfolio Funds and commodities slightly positive thanks to markets like gold and silver. Transtrend was the best performer in November reducing fixed income exposure as well as switching to a short positioning in European currencies. Aspect was the worst performer due to the risk allocation to fixed income and FX coming into November and suffered when those two asset classes suffered the worst reversals. Profits were posted to the Fund at the end of the fourth quarter. Systematic Momentum performed quite well with this portfolio. During December, commodities and equities continued to move up, generating strong profits for the Fund. In general, the U.S. dollar lost value. This was positive for long positions in the currency sector, but there were some losses from the short European currency positions. Finally, in fixed income, yields continued to move up during the month and that was negative for the Fund’s long bias in the sector. Overall, the gains from the commodity and equity run up were much greater and the Fund ended the month posting profits. BlueTrend was the best performer in December. The Fund had most of the risk allocated to equity indices and the energy sector. Both areas did extremely well during the month as global equities and oil rose in line with existing trends. Tudor Tensor was the weakest performer in December. The Fund had only a 30% allocation to medium term trend following. That strategy performed very strongly; however, Tudor’s remaining non-trend strategies, while positive, did not do as well. Those strategies are shorter term and have found the trading environment more difficult to navigate.

Year ended December 31, 2009

Total Trading Profit (Loss)
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

Most of the losses in 2009 came during the March-July period. March marked the beginning of some significant reversals in equities, currencies and commodities which medium and long term trend followers were not well prepared to deal with. These reversals caused relatively large losses at first until mid summer when managers finally turned around their portfolios to match the new trends. The rest of the year was marked by choppiness in a very large number of markets and smaller frequent reversals, which prevented funds from making back earlier losses. Certain Portfolio Funds had relatively weak returns in 2009, underperforming their peers, and Transtrend and Aspect were two such Portfolio Funds. These Portfolio Funds had some concentrated positions over the course of the year that went against them, causing them to have worse than average returns. BlueTrend was an outperformer as it dealt with reversal periods better and was able to shift its exposures around faster during these periods.

Year ended December 31, 2008

Total Trading
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

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

Altis Class DS (1)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,841,702	1.52%	$3,262,716	$876,412
Energy	2,013,316	1.67%	3,789,264	402,379
Interest Rates	4,410,522	3.65%	6,161,422	2,214,446
Metals	948,498	0.78%	1,387,439	137,142
Stock Indices	2,507,551	2.07%	5,732,823	472,283
Currencies	4,834,986	4.00%	10,087,527	253,502

TOTAL	$16,556,575	13.69%	$30,421,191	$4,356,164

(1) Average capitalization of Altis Class DS is $120,913,811.

Altis Class DS (1)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$143,099	0.14%	$253,440	$30,906
Energy	173,925	0.17%	479,521	27,763
Interest Rates	8,974,327	8.72%	11,279,824	6,852,385
Metals	377,634	0.37%	846,000	79,345
Stock Indices	514,223	0.50%	1,284,200	32,824
Currencies	268,591	0.26%	614,380	32,398

TOTAL	$10,451,799	10.16%	$14,757,365	$7,055,621

(1) Average capitalization of Altis Class DS is $102,900,268.

Transtrend Class DS (2)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,820,898	1.09%	$4,265,770	$558,593
Energy	6,284,800	3.76%	10,708,749	2,912,621
Interest Rates	3,026,207	1.81%	5,410,671	673,849
Metals	1,225,125	0.73%	2,670,239	261,620
Stock Indices	1,330,166	0.80%	3,302,166	278,208
Currencies	4,148,688	2.48%	8,819,295	361,588

TOTAL	$17,835,884	10.67%	$35,176,890	$5,046,479

(2) Average capitalization of Transtrend Class DS is $167,063,283.

Transtrend Class DS (2)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$287,291	0.21%	$1,249,337	$25,964
Energy	473,736	0.35%	1,767,710	8,648
Interest Rates	11,698,484	8.71%	17,620,289	6,258,260
Metals	184,060	0.14%	568,495	2,859
Stock Indices	703,797	0.52%	1,882,750	35,158
Currencies	551,625	0.41%	1,936,468	63,452

TOTAL	$13,898,993	10.34%	$25,025,049	$6,394,341

(2) Average capitalization of Transtrend Class DS is $134,299,237.

Aspect Class DS (3)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$787,301	0.85%	$1,231,856	$446,200
Energy	1,052,135	1.13%	1,784,179	429,355
Interest Rates	2,662,629	2.86%	4,244,968	1,219,352
Metals	913,996	0.98%	1,695,338	182,566
Stock Indices	690,643	0.74%	1,526,295	182,871
Currencies	1,320,768	1.42%	3,323,240	92,585

TOTAL	$7,427,472	7.98%	$13,805,876	$2,552,929

(3) Average Capitalization of Aspect Class DS is $93,027,475.

Aspect Class DS (3)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$80,011	0.10%	$304,395	$2,532
Energy	64,288	0.08%	156,172	8,652
Interest Rates	8,234,058	10.46%	15,531,929	4,899,067
Metals	160,258	0.20%	642,631	3,770
Stock Indices	225,044	0.29%	874,765	6,162
Currencies	417,518	0.53%	1,162,691	101,820

TOTAL	$9,181,177	11.66%	$18,672,583	$5,022,003

(3) Average Capitalization of Aspect Class DS is $78,704,541.

Winton Class DS (5)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,240,347	0.74%	$2,701,425	$342,337
Energy	624,100	0.37%	978,846	233,555
Interest Rates	2,998,825	1.79%	5,401,002	1,303,069
Metals	2,273,149	1.36%	4,715,209	368,726
Stock Indices	1,032,711	0.62%	2,740,913	75,855
Currencies	1,833,813	1.09%	3,821,630	543,890

TOTAL	$10,002,945	5.97%	$20,359,025	$2,867,432

(5) Average capitalization of Winton Class DS is $167,702,261.

Winton Class DS (5)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$58,746	0.04%	$149,603	$2,205
Energy	31,407	0.02%	71,287	951
Interest Rates	7,461,866	5.51%	8,893,168	6,431,814
Metals	154,343	0.11%	511,177	12,354
Stock Indices	310,604	0.23%	1,122,663	55,130
Currencies	645,294	0.48%	1,287,106	132,495

TOTAL	$8,662,260	6.39%	$12,035,004	$6,634,949

(5) Average capitalization of Winton Class DS is $135,368,736.

John Locke Class DS (6)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,083,707	2.37%	$6,132,927	$1,337,070
Energy	1,146,614	0.88%	2,389,469	331,758
Interest Rates	2,436,868	1.88%	6,168,957	40,451
Metals	3,119,564	2.40%	7,769,170	1,288,382
Stock Indices	824,619	0.63%	2,017,379	59,459
Currencies	1,447,744	1.11%	5,000,231	159,474

TOTAL	$12,059,116	9.27%	$29,478,133	$3,216,594

(6) Average capitalization of John Locke Class DS is $129,898,738.

John Locke Class DS (6)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$313,590	0.24%	$968,849	$6,390
Energy	403,371	0.31%	1,812,797	16,382
Interest Rates	34,726,623	26.79%	305,915,780	1,922,404
Metals	553,205	0.43%	3,324,914	30,523
Stock Indices	467,182	0.36%	1,976,182	10,675
Currencies	2,189,133	1.69%	13,102,677	284,578

TOTAL	$38,653,104	29.82%	$327,101,199	$2,270,952

(6) Average capitalization of John Locke Class DS is $129,613,433.

BlueTrend Class DS (8)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$359,938	0.28%	$898,513	$16,855
Energy	2,387,171	1.89%	6,470,091	90,081
Interest Rates	3,115,138	2.46%	7,695,506	428,913
Metals	4,727,647	3.74%	9,741,158	2,047,159
Stock Indices	907,375	0.72%	1,744,153	263,952
Currencies	3,640,115	2.88%	5,814,512	1,343,259

TOTAL	$15,137,384	11.97%	$32,363,933	$4,190,219

(8) Average capitalization of BlueTrend Class DS is $126,513,457

BlueTrend Class DS (8)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$8,854	0.02%	$18,143	$1,911
Energy	73,830	0.13%	203,775	3,359
Interest Rates	4,042,757	7.27%	7,381,548	2,075,299
Metals	16,462	0.03%	46,937	2,774
Stock Indices	149,273	0.27%	503,568	6,718
Currencies	36,183	0.07%	124,434	1,492

TOTAL	$4,327,359	7.79%	$8,278,405	$2,091,553

(8) Average capitalization of BlueTrend Class DS is $55,643,996

Tudor Tensor Class DS (7)	December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$381,025	0.32%	$876,635	$101,534
Energy	1,035,365	0.87%	1,646,337	575,349
Interest Rates	1,927,468	1.62%	3,658,589	1,085,170
Metals	1,618,805	1.36%	3,912,834	266,466
Stock Indices	2,172,658	1.83%	4,511,655	376,005
Currencies	1,052,002	0.89%	2,032,136	293,075

TOTAL	$8,187,323	6.89%	$16,638,186	$2,697,599

(7) Average capitalization of Tudor Tensor Class DS is $118,633,247.

Chesapeake Class DS (4)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$497,738	0.63%	$1,421,839	$82,583
Energy	286,359	0.36%	1,259,154	—
Interest Rates	6,197,947	7.82%	12,519,402	3,643,951
Metals	749,491	0.95%	2,270,314	36,503
Stock Indices	5,263	0.01%	60,929	—
Stock Futures	622,603	0.79%	2,759,350	—
Currencies	334,975	0.42%	1,066,633	24,613

TOTAL	$8,694,376	10.98%	$21,357,621	$3,787,650

(4) Average capitalization of Chesapeake Class DS is $79,257,947.

*Fund Liquidated as of January 2010

GSA Class DS (7)	December 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$435,011	0.46%	$815,648	$3,108
Energy	526,153	0.56%	1,174,250	46,954
Interest Rates	3,525,322	3.73%	5,661,734	60,305
Metals	340,934	0.36%	1,145,669	31,825
Stock Indices	1,859,526	1.97%	4,304,255	49,439
Currencies	631,915	0.67%	1,553,411	126,297

TOTAL	$7,318,861	7.75%	$14,654,967	$317,928

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$53,862,441	$44,902,785	$(17,308,060)	$27,125,567	$(21,795,932)	$13,613,925	$(27,712,377)	$(25,856,689)
Total Expenses	5,617,195	5,060,483	4,875,376	4,667,692	4,679,304	4,290,343	3,649,738	3,440,810
Net Income (Loss)	$48,245,246	$39,842,302	$(22,183,436)	$22,457,876	$(26,475,236)	$9,323,582	$(31,362,115)	$(29,297,499)

Net Income (Loss) per weighted average Unit (a)	$0.0599	$0.0501	$(0.0283)	$0.0291	$(0.0359)	$0.0133	$(0.0488)	$(0.0504)

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

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the year and for the year ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)                 Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010. Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2010, the principals of MLAI had no investment in the Fund.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect FuturesAccess LLC, Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, , ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Not contained herein.

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

(b)                                 Security Ownership of Management:

As of December 31, 2010, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

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

In 2010, the Fund expensed (i) Sponsor fees of $18,769,349 earned by MLAI.

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

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2010 would be considered independent (based on the definition of an independent director under the NASDAQ rules.)

Item 14: Principal Accounting Fees and Services

(a)                                  Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $93,000 and $93,000, respectively.

Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2010 and 2009 related to the Fund.

(b)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 and for professional services rendered to the fund in connection with tax compliance, tax advice and tax planning.

(c)                                  All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $69,750 and $69,750, respectively.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	FINANCIAL STATEMENTS

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statement of Changes in Members’ Capital for the years ended December 31, 2010, 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

	(a) Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2010 and 2009	2

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	3

	Statements of Changes in Member’s Capital for the years ended December 31, 2010, 2009 and 2008	4

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008	6

	Notes to Financial Statements	9

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.1 contained in the Registration Statement (File No. 0-52505) filed on November 14, 2007, on Form 10 under the Securities Exchange Act of 1934.

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 10-K for the year-ended December 31, 2009, filed on March 31, 2010.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of ML TransTrend DTP Enhanced FuturesAccess LLC

Exhibit 13.01
Exhibit 13.02:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

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
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 15, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	Principal Financial and Accounting Officer)

/s/Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2010, 2009 and 2008 and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications