Form 10-Q
period 2011-03-31
ML Systematic Momentum FuturesAccess LLC
filed 2011-05-13
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, 840,650,693 units of limited liability company interest were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS:

Cash and cash equivalents	$214,052	$312,720
Investment in Portfolio Funds (Cost $953,666,085 at 2011 and $917,232,393 at 2010)	1,044,818,916	1,038,634,185
Other assets	120,000	120,000
Receivable from Portfolio Fund	5,345,556	—
Accrued Interest Receivable	27	48

TOTAL ASSETS	$1,050,498,551	$1,039,066,953

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,737,478	$1,718,827
Redemptions payable	7,439,833	9,355,655
Other liabilities	449,396	580,585

Total liabilities	9,626,707	11,655,067

MEMBERS’ CAPITAL:
Members’ Interest (840,650,693 Units and 803,714,707 Units outstanding; unlimited Units authorized)	1,040,871,844	1,027,411,886
Total members’ capital	1,040,871,844	1,027,411,886

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,050,498,551	$1,039,066,953

NET ASSET VALUE PER UNIT:

Class A	$1.2138	$1.2523
Class C	$1.2196	$1.2615
Class D	$1.4388	$1.4789
Class I	$1.2870	$1.3265
Class D1	$1.2841	$1.3199

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2011	March 31, 2010
TRADING PROFIT (LOSS):

Realized, net	$1,426,894	$4,340,632
Change in unrealized, net	(30,248,961)	22,783,336

Total trading profit (loss)	(28,822,067)	27,123,968

INVESTMENT INCOME:
Interest	84	1,599

EXPENSES:
Sponsor fee	5,216,635	4,395,205
Other	397,150	272,487
Total expenses	5,613,785	4,667,692

NET INVESTMENT INCOME (LOSS)	(5,613,701)	(4,666,093)

NET INCOME (LOSS)	$(34,435,768)	$22,457,875

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	115,047,368	109,864,257
Class C	566,323,165	511,070,874
Class D	36,784,464	31,546,416
Class I	78,591,516	78,405,395
Class D1	35,706,226	39,777,603

Net income (loss) per weighted average Unit
Class A	$(0.0388)	$0.0300
Class C	$(0.0423)	$0.0274
Class D	$(0.0438)	$0.0399
Class I	$(0.0398)	$0.0328
Class D1	$(0.0351)	$0.0336

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011
Class A	101,281,370	14,934,123	(9,710,317)	106,505,176	109,942,197	9,657,373	(5,389,243)	114,210,327
Class C	495,761,388	35,327,219	(20,012,209)	511,076,398	545,907,287	39,438,758	(12,350,980)	572,995,065
Class D	29,983,145	1,819,980	(3,364,900)	28,438,225	34,000,711	5,839,850	(164,000)	39,676,561
Class I	75,813,210	6,177,421	(2,820,717)	79,169,914	78,308,142	2,318,371	(2,117,914)	78,508,599
Class D1	39,776,009	809,264	(2,132,707)	38,452,566	35,556,370	546,379	(842,608)	35,260,141

Total Members’ Units	742,615,122	59,068,007	(38,040,850)	763,642,279	803,714,707	57,800,731	(20,864,745)	840,650,693

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011
Class A	$115,433,469	$16,789,483	$(11,061,914)	$3,295,837	$124,456,875	$137,682,539	$12,069,132	$(6,652,245)	$(4,469,349)	$138,630,077
Class C	574,889,257	40,138,124	(22,900,947)	13,991,336	606,117,770	688,642,500	49,512,678	(15,344,730)	(23,972,406)	698,838,042
Class D	39,754,376	2,381,999	(4,591,406)	1,260,100	38,805,069	50,284,160	8,649,996	(235,963)	(1,610,091)	57,088,102
Class I	91,156,074	7,271,461	(3,303,652)	2,573,507	97,697,390	103,872,241	3,071,099	(2,776,603)	(3,129,257)	101,037,480
Class D1	47,068,068	928,469	(2,505,388)	1,337,095	46,828,244	46,930,446	711,112	(1,108,750)	(1,254,665)	45,278,143

Total Members’ Interest	$868,301,244	$67,509,536	$(44,363,307)	$22,457,875	$913,905,348	$1,027,411,886	$74,014,017	$(26,118,291)	$(34,435,768)	$1,040,871,844

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2523	$1.2615	$1.4789	$1.3265	$1.3199

Net Realized and net change in unrealized trading profit (loss)	(0.0334)	(0.0336)	(0.0395)	(0.0354)	(0.0353)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0051)	(0.0083)	(0.0006)	(0.0041)	(0.0005)

Net asset value, end of period	$1.2138	$1.2196	$1.4388	$1.2870	$1.2841

Total Return: (a)

Total return	-3.07%	-3.32%	-2.71%	-2.98%	-2.71%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.66%	0.04%	0.31%	0.04%

Net investment income (loss)	-0.41%	-0.66%	-0.04%	-0.31%	-0.04%

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

As of March 31, 2011 the Fund offers four Classes of Units to retail investors: Class A, Class C, Class D and Class I. Each Class of Units was offered at $1.00 per Unit and subsequently is offered at Net Asset Value per Unit. The four Classes of Units are subject to different Sponsor fees. Class D1 is used exclusively for investments made by Systematic Momentum FuturesAccess LTD. Class DA was used exclusively for investments made by Systematic Momentum FuturesAccess II LLC until its liquidation at September 30, 2009. Class D1 and DA are not charged Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2011, and the results of its operations for the three months ended March 31, 2011 and 2010. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.               INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of March 31, 2011 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The Fund had invested in ML Chesapeake FuturesAccess LLC (“Chesapeake”) which liquidated January 31, 2010. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of Investments in Portfolio Funds at and for the period ended March 31, 2011, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	12.38%	$128,815,363	$(4,933,511)	$128,538,890	$(670,366)	$—	monthly
Transtrend	17.87%	186,043,850	(1,852,015)	174,623,253	(935,099)	—	monthly
Altis	12.21%	127,120,119	(20,364,543)	117,721,741	(642,454)	—	monthly
Winton	17.92%	186,540,335	2,724,049	161,890,083	(943,504)	—	monthly
Aspect	9.96%	103,634,519	366,433	89,926,624	(521,660)	—	monthly
John Locke	13.61%	141,686,564	(9,671,998)	142,507,223	(712,339)	—	monthly
BlueTrend	16.43%	170,978,166	4,909,518	138,458,271	(845,617)	—	monthly

	100.38%	$1,044,818,916	$(28,822,067)	$953,666,085	$(5,271,039)	$—

The details of Investments in Portfolio Funds at and for the year ended December 31, 2010, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Chesapeake*	0.00%	$—	$(2,598,008)	$—	$(144,407)	$—	monthly
Transtrend	17.87%	183,615,388	29,487,583	170,118,192	(3,404,718)	—	monthly
Altis	13.05%	134,073,398	12,597,945	104,309,484	(2,445,604)	—	monthly
Winton	17.74%	182,231,744	20,913,669	159,384,935	(3,399,640)	—	monthly
Aspect	10.04%	103,142,819	14,049,609	89,607,738	(1,888,760)	—	monthly
John Locke	14.08%	144,651,209	10,500,284	135,795,468	(2,627,905)	—	monthly
BlueTrend	15.53%	159,597,862	18,370,900	131,991,494	(2,703,505)	—	monthly
Tudor	12.78%	131,321,765	5,257,749	126,025,082	(2,391,031)	—	monthly

	101.09%	$1,038,634,185	$108,579,731	$917,232,393	$(19,005,570)	$—

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis	$127,397,873	$278,657	$127,119,216
John Locke	142,001,774	315,165	141,686,609

Total	$269,399,647	$593,822	$268,805,825

	As of December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Transtrend	$258,918,312	$2,958,512	$255,959,800

Total	$258,918,312	$2,958,512	$255,959,800

	For the three months ended March 31, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Altis	$(19,472,228)	$(206,141)	$(686,173)	$(20,364,542)
John Locke	(8,609,364)	(306,042)	(756,592)	(9,671,998)

Total	$(28,081,592)	$(512,183)	$(1,442,765)	$(30,036,540)

	For the three months ended March 31, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Bluetrend	$13,126,264	$(109,451)	$(3,782,146)	$9,234,667
Transtrend	12,345,412	(274,475)	(905,268)	11,165,669

Total	$25,471,676	$(383,926)	$(4,687,414)	$20,400,336

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.  There were no transfers to or from Level I or II during the quarter and period ended March 31, 2011.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2011	$1,044,818,916	$—	$1,044,818,916	$—
December 31, 2010	$1,038,634,185	$—	$1,038,634,185	$—

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

5.                           RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2011 amounted to $56,241, of which $35,462 was payable to the Transfer Agent as of March 31, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2010	$1.1036	$1.1154	$1.1686
2011	$1.2333	$1.2546	$1.2138

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2010	$1.1220	$1.1329	$1.1860
2011	$1.2413	$1.2617	$1.2196

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2010	$1.2855	$1.3008	$1.3645
2011	$1.4583	$1.4854	$1.4388

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2010	$1.1647	$1.1774	$1.2340
2011	$1.3068	$1.3298	$1.2870

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.
2010	$1.1473	$1.1609	$1.2178
2011	$1.3015	$1.3257	$1.2841

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011. Fund capital increased 1.31% from $1,027,411,886 to $1,040,871,844.  This increase was attributable to the net loss from operations of $34,435,768, coupled with the redemption of 20,864,745 Redeemable Units resulting in an outflow of $26,118,291.  The cash outflow was offset with cash inflow of $74,014,017 due to subscription of 57,800,731 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

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

Results of Operations

January 1, 2011 to March 31, 2011

The Fund experienced a net trading loss for the first quarter of March 31, 2011 of $28,822,067.

The Portfolio Funds posted losses to the Fund at the beginning of the quarter. Going into January the trading advisors had mostly long positions in all four major asset classes (commodities, stock indices, currency, fixed income). Commodities continued to represent the largest risk allocation and the trading advisors had long positions in energies (except natural gas), metals, grains, crops and livestock. The Stock indices was the next biggest risk allocation as the trading advisors had long positions in most geographies with the exception of some short positions in the European Stock Market indices. The trading advisors had long positions in commodity and emerging market currencies against short positions in European currencies (Euro, British pound, Swiss franc). In fixed income, exposure was more on the long side at the short end of the curve and more short at the long end of the curve resulting in losses. The energy, equity and agricultural markets continued to move higher resulting from positive economic and earnings news as well as the uncertainty around the unrest in North Africa. Most of the Portfolio Funds benefited from the rise in these sectors due to long positions in those markets while currencies, precious metals and fixed income had pullbacks and volatility. In the Foreign Currency Exchange, commodity and emerging market currencies suffered a reversal while the previously weak European currencies rose due to optimism with respect to debt problems and growth. These moves went directly against the trading advisors positioning and currencies were the worst performing asset class for most of the Portfolio Funds. After months of rising prices in gold and silver resulting in profits posted to the Fund, this sector reversed in January as gold and silver reversed, resulting in losses. Exposures in fixed income had been coming down since September 2010 when yields first began to reverse, but remaining long positions still suffered from the moves in January. Tudor Tensor was the best performing trading advisor in January followed by BlueTrend. These two trading advisors were the only ones to have positive returns for the month. Tudor’s shorter term strategies did well in the mixed environment in January. BlueTrend did well as a result of having much higher risk allocations to the sectors that did not see reversals (namely energies and equity indices). At the other end of the range, Altis’ performance was the worst. Almost all of the Altis’s losses came from the currency sector. None of the Portfolio Funds made a profit in the Foreign Currency Exchange during January, however, Altis had an especially large allocation to the asset class going into January and the reversals in commodity, emerging market and European currencies resulted in losses.

The Portfolio Funds posted profits to the Fund in the middle of the quarter. Commodities continued to represent the largest risk allocation in February as the trading advisors had long positions in energies (except natural gas), metals, grains, crops and livestock. Equity indices were the next biggest risk allocation as the trading advisors had long positions in most geographies with the exception of some short positions in European indices. The trading advisors had long positions in all foreign currencies against the U.S. dollar, including European, commodity and emerging market currencies. In fixed income, exposure was more on the long side at the short end of the curve and more balanced at the long end of the curve. The Portfolio Funds as a whole were betting on the risk trade to continue to do well. This trade, characterized by long positions in commodities and equities coupled with a short position in the U.S. dollar had generally done well since late last summer, except for pullbacks in select markets during November and January. The Portfolio Funds were positioned for this trade to continue to do well in February. Market price action in February proved to be quite beneficial to general positioning for the Portfolio Funds. The major market moves were in the sectors of energies, precious metals, foreign currencies and equity indices. In each of these sectors, markets continued to go up, benefiting long positions held by the trading advisors. The moves in energies were primarily linked to unrest in Libya. Geopolitical uncertainty also contributed to precious metals gaining value as well appreciation in the currencies of commodity producing countries. In addition, the U.S. dollar generally lost value against European and emerging market currencies and global equity indices did not seem to be too impacted by problems in North Africa and the Middle East as they generally continued to rise due to positive economic numbers and general optimism. The areas where the Portfolio Funds lost money included fixed income and certain agricultural markets. February saw reversals in select grains and softs markets, which resulted in small losses. In addition, fixed income proved to be difficult as yields were volatile and there were no clear trends. However, losses in these sectors were minimal given low risk allocations which did not detract from performance. BlueTrend was the best performing trading advisor among the Portfolio Funds.  BlueTrend’s positioning favored the energy and equity sectors where trends were among the strongest during January. BlueTrend historically has had a greater risk allocation to these sectors. When those sectors trend strongly, BlueTrend is likely to outperform. Altis was the weakest trading advisor among the Portfolio Funds in terms of performance. Altis lost 6% in February. The losses were due to short precious metals positions coming into the month as well as short positions in the currency sector. Altis’ had adopted a slightly different positioning at the start of the month, which in turn proved unprofitable.

The Portfolio Funds posted losses to the Fund at the end of the quarter. Going into March the Portfolio Funds had long positions in commodities, equity indices and the Foreign Currency Exchange against the U.S. dollar. The Portfolio Funds were positioned for risk assets to continue to appreciate. In fixed income, the vertical was positioned net long at the short end but net short at the long end of the curve. In addition, there were some short positions in natural gas. This positioning did well initially during March. Continuing troubles in Libya and the Middle East in general put pressure on energy prices, and oil and related markets rose. The Portfolio Funds posted profits to the Fund the in the first week of March. During the second week of March, some reversals began to hit in base metals and agricultural markets, causing losses to long positions held by the trading advisors. Then came the large earthquake in Japan, with a tsunami and risks of a nuclear meltdown following. This shock roiled equity markets, with Japanese markets reacting most violently and global markets following suit shortly thereafter. Long positions in global equity indices took a big hit with the trading advisors attempting to reduce risk in the asset class quickly given the losses and the spike in volatility. At the end of March, the markets started to come back however, losses were recouped partially given the exposure reductions immediately after Japan’s natural disasters. Overall, most of the trading advisors were profitable in the energy sector, but they suffered large losses in equity indices. The reversals in agriculturals and base metals also resulted in losses to a lesser extent given that these are smaller sectors with lower risk allocations. The trading advisors in the Foreign Currency Exchange as the U.S. dollar continued to slide against the majority of currencies were flat to slightly down in fixed income where a lack of strong trends still hindered performance. The trading advisors with shorter term systems were whipsawed during the month of March, reducing exposures or taking short positions just as markets were rebounding from the intra month lows. Medium and longer term trading advisors kept more risk on and benefited to a greater extent from the bounce back seen in markets towards the end of the month. Similarly, the trading advisors with larger risk allocations to the energy sector did better, while those who allocated more to equity indices, agriculturals and base metals suffered from the reversals seen in those sectors.

Winton was the best performing trading advisors among the Portfolio Funds, losing only 3%. Winton targets a lower 10% annualized volatility resulting in lower exposures and risk. During difficult months with reversals and increased volatility, Winton’s losses are typically smaller compared to the other Portfolio Funds. Its long term nature also helped it stay in positions and catch month end bounces better. Altis was the worst performer trading advisor among the Portfolio Funds in March. Altis targets higher volatility than the other Portfolio Funds (22-25% annually). It thus has larger exposures. Altis also has a greater risk allocation to the commodity sector (50% of total risk over the long term), suffering more from reversals in the asset class. Finally, the fund had short exposure to the energy sector coming into March and energies rose across the board. These three factors combined resulted in a difficult month for the manager. Altis is now in a -14.3% drawdown that began in January.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2011 and 2010.

Altis Class DS (1)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$30,317	0.02%	$31,713	$27,998
Energy	2,285,152	1.76%	2,390,417	2,110,398
Interest Rates	918,768	0.71%	961,090	848,506
Metals	4,563,228	3.52%	4,773,430	4,214,260
Stock Indices	2,468,363	1.90%	2,582,067	2,279,598
Currencies	6,914,190	5.33%	7,232,688	6,385,434

TOTAL	$17,180,018	13.24%	$17,971,405	$15,866,194

(1) Average capitalization of Altis Class DS is $129,725,325.

Altis Class DS (1)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,648,512	1.42%	$1,783,484	$1,465,924
Energy	3,293,230	2.84%	3,562,863	2,928,475
Interest Rates	3,899,614	3.37%	4,218,894	3,467,695
Metals	154,223	0.13%	166,850	137,142
Stock Indices	794,061	0.69%	859,075	706,111
Currencies	285,077	0.25%	308,417	253,502

TOTAL	$10,074,717	8.70%	$10,899,583	$8,958,849

(1) Average capitalization of Altis Class DS is $115,884,948.

Transtrend Class DS (2)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,755,543	0.95%	$2,072,133	$1,437,784
Energy	925,998	0.50%	1,092,990	758,389
Interest Rates	283,024	0.15%	334,064	231,796
Metals	2,904,094	1.57%	3,427,810	2,378,443
Stock Indices	5,210,120	2.81%	6,149,698	4,267,070
Currencies	6,893,794	3.72%	8,137,000	5,645,992

TOTAL	$17,972,573	9.70%	$21,213,695	$14,719,474

(2) Average capitalization of Transtrend Class DS is $185,428,866.

Transtrend Class DS (2)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,545,336	0.98%	$2,163,359	$979,787
Energy	6,316,357	4.00%	8,842,445	4,004,751
Interest Rates	3,612,968	2.29%	5,057,895	2,290,725
Metals	1,440,857	0.91%	2,017,096	913,544
Stock Indices	2,205,017	1.39%	3,086,865	1,398,044
Currencies	4,993,884	3.16%	6,991,078	3,166,265

TOTAL	$20,114,419	12.73%	$28,158,738	$12,753,116

(2) Average capitalization of Transtrend Class DS is $158,105,697.

Aspect Class DS (3)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$9,602	0.01%	$10,072	$9,271
Energy	3,090,304	2.99%	3,241,592	2,983,876
Interest Rates	27,832	0.03%	29,195	26,874
Metals	294,068	0.28%	308,464	283,941
Stock Indices	1,349,211	1.30%	1,415,263	1,302,745
Currencies	1,713,117	1.66%	1,796,984	1,654,119

TOTAL	$6,484,134	6.27%	$6,801,570	$6,260,826

(3) Average Capitalization of Aspect Class DS is $103,460,336.

Aspect Class DS (3)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$611,487	0.69%	$687,648	$497,383
Energy	1,225,904	1.38%	1,378,592	997,150
Interest Rates	3,342,184	3.77%	3,758,457	2,718,532
Metals	1,015,024	1.15%	1,141,446	825,620
Stock Indices	1,260,332	1.42%	1,417,307	1,025,154
Currencies	164,004	0.19%	184,430	133,400

TOTAL	$7,618,935	8.60%	$8,567,880	$6,197,239

(3) Average Capitalization of Aspect Class DS is $88,559,906.

Winton Class DS (4)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$826,454	0.45%	$902,551	$765,139
Energy	1,338,902	0.72%	1,462,182	1,239,567
Interest Rates	818,399	0.44%	893,754	757,681
Metals	448,533	0.24%	489,832	415,256
Stock Indices	2,923,301	1.58%	3,192,467	2,706,419
Currencies	2,822,298	1.53%	3,082,164	2,612,909

TOTAL	$9,177,887	4.96%	$10,022,950	$8,496,971

(4) Average capitalization of Winton Class DS is $185,059,977.

Winton Class DS (4)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,351,482	0.84%	$1,567,956	$1,162,046
Energy	884,608	0.55%	1,026,300	760,613
Interest Rates	2,504,481	1.56%	2,905,637	2,153,429
Metals	2,487,213	1.55%	2,885,603	2,138,582
Stock Indices	2,477,033	1.54%	2,873,793	2,129,829
Currencies	1,638,238	1.02%	1,900,644	1,408,607

TOTAL	$11,343,055	7.06%	$13,159,933	$9,753,106

(4) Average capitalization of Winton Class DS is $160,674,996

John Locke Class DS (5)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$790,910	0.55%	$845,273	$732,787
Energy	4,802,860	3.36%	5,132,980	4,449,902
Interest Rates	2,175,907	1.52%	2,325,466	2,016,002
Metals	1,562,611	1.09%	1,670,016	1,447,777
Stock Indices	1,260,769	0.88%	1,347,426	1,168,116
Currencies	2,675,309	1.87%	2,859,194	2,478,703

TOTAL	$13,268,366	9.27%	$14,180,355	$12,293,287

(5) Average capitalization of John Locke Class DS is $142,834,499.

John Locke Class DS (5)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$301,229	0.24%	$319,492	$291,928
Energy	286,429	0.23%	303,794	277,585
Interest Rates	250,762	0.20%	265,965	243,019
Metals	244,363	0.20%	259,178	236,818
Stock Indices	241,826	0.20%	256,487	234,359
Currencies	57,512	0.05%	60,999	55,737

TOTAL	$1,382,121	1.12%	$1,465,915	$1,339,446

(5) Average capitalization of John Locke Class DS is $123,356,365.

BlueTrend Class DS (6)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$44,481	0.03%	$47,822	$39,805
Energy	5,805,401	3.51%	6,241,442	5,195,218
Interest Rates	446,333	0.27%	479,857	399,420
Metals	26,349	0.02%	28,328	23,579
Stock Indices	7,737,659	4.68%	8,318,832	6,924,385
Currencies	1,817,756	1.10%	1,954,287	1,626,699

TOTAL	$15,877,979	9.61%	$17,070,568	$14,209,106

(6) Average capitalization of BlueTrend Class DS is $165,443,902.

BlueTrend Class DS (6)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$578,138	0.61%	$798,299	$276,899
Energy	4,951,589	5.26%	6,837,201	2,371,559
Interest Rates	4,110,188	4.36%	5,675,386	1,968,571
Metals	489,640	0.52%	676,100	234,513
Stock Indices	2,491,791	2.64%	3,440,688	1,193,441
Currencies	167,103	0.18%	230,737	80,034

TOTAL	$12,788,449	13.57%	$17,658,411	$6,125,017

(6) Average capitalization of BlueTrend Class DS is $94,225,778.

Tudor Tensor Class DS (7)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,672,377	1.26%	$2,111,920	$1,367,186
Energy	1,455,737	1.10%	1,838,342	1,190,081
Interest Rates	1,627,901	1.23%	2,055,755	1,330,827
Metals	1,565,845	1.18%	1,977,389	1,280,095
Stock Indices	482,635	0.36%	609,484	394,559
Currencies	5,063,509	3.83%	6,394,328	4,139,473

TOTAL	$11,868,004	8.96%	$14,987,218	$9,702,221

(7) Average capitalization of Tudor Tensor Class DS is $132,277,472.

Tudor Tensor Class DS (7)

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$231,909	0.22%	$327,215	$174,880
Energy	1,124,129	1.06%	1,586,104	847,693
Interest Rates	1,439,048	1.36%	2,030,443	1,085,170
Metals	353,361	0.33%	498,579	266,466
Stock Indices	2,357,976	2.23%	3,327,019	1,778,124
Currencies	1,276,021	1.21%	1,800,419	962,233

TOTAL	$6,782,444	6.41%	$9,569,779	$5,114,566

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

Item 4. Controls and Procedures

MLAI, the Manager of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this  quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                    Legal Proceedings

None.

Item 1A.                          Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$6,020,020	4,807,171	$1.2523
Feb-11	2,081,630	1,687,854	1.2333
Mar-11	3,967,482	3,162,348	1.2546
Apr-11	5,490,727	4,523,585	1.2138

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$14,214,345	11,267,812	$1.2615
Feb-11	14,904,609	12,007,258	1.2413
Mar-11	20,393,724	16,163,688	1.2617
Apr-11	16,574,435	13,590,058	1.2196

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,349,999	912,840	$1.4789
Feb-11	999,999	685,729	1.4583
Mar-11	6,299,998	4,241,281	1.4854
Apr-11	—	—	1.4388

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$664,870	501,221	$1.3265
Feb-11	580,495	444,211	1.3068
Mar-11	1,825,734	1,372,939	1.3298
Apr-11	555,810	431,865	1.2870

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.3199
Feb-11	711,112	546,379	1.3015
Mar-11	—	—	1.3257
Apr-11	—	—	1.2841

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

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)