Form 10-Q
period 2011-06-30
ML Systematic Momentum FuturesAccess LLC
filed 2011-08-12
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 858,685,942 units of limited liability company interest were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:

Cash and cash equivalents	$27,910	$312,720
Investment in Portfolio Funds (Cost $978,929,117 at 2011 and $917,232,393 at 2010)	1,023,535,364	1,038,634,185
Other assets	120,000	120,000
Receivable from Portfolio Fund	2,658,430	—
Accrued Interest Receivable	7	48

TOTAL ASSETS	$1,026,341,711	$1,039,066,953

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,715,242	$1,718,827
Redemptions payable	12,594,629	9,355,655
Other liabilities	558,049	580,585

Total liabilities	14,867,920	11,655,067

MEMBERS’ CAPITAL:
Members’ Interest (858,685,942 Units and 803,714,707 Units outstanding; unlimited Units authorized)	1,011,473,791	1,027,411,886
Total members’ capital	1,011,473,791	1,027,411,886

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,026,341,711	$1,039,066,953

NET ASSET VALUE PER UNIT:

Class A	$1.1576	$1.2523
Class C	$1.1602	$1.2615
Class D	$1.3773	$1.4789
Class I	$1.2286	$1.3265
Class D1	$1.2292	$1.3199

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
TRADING PROFIT (LOSS):

Realized, net	$1,011,300	$2,473,490	$2,438,194	$6,814,122
Change in unrealized, net	(46,546,584)	(19,781,696)	(76,795,545)	3,001,640

Total trading profit (loss)	(45,535,284)	(17,308,206)	(74,357,351)	9,815,762

INVESTMENT INCOME (LOSS)
Interest	68	146	152	1,745

EXPENSES:
Sponsor fee	5,299,652	4,622,504	10,516,286	9,017,709
Other	394,237	252,872	791,388	525,359
Total expenses	5,693,889	4,875,376	11,307,674	9,543,068

NET INVESTMENT INCOME (LOSS)	(5,693,821)	(4,875,230)	(11,307,522)	(9,541,323)

NET INCOME (LOSS)	$(51,229,105)	$(22,183,436)	$(85,664,873)	$274,439

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	120,828,799	109,113,119	117,938,083	109,488,688
Class C	592,072,939	528,530,190	579,198,052	519,800,532
Class D	38,645,571	28,166,056	37,715,018	29,856,236
Class I	79,847,031	80,316,715	79,219,273	79,361,055
Class D1	32,992,785	38,158,637	34,349,506	38,968,120

Net income (loss) per weighted average Unit
Class A	$(0.0575)	$(0.0261)	$(0.0968)	$0.0041
Class C	$(0.0602)	$(0.0296)	$(0.1029)	$(0.0031)
Class D	$(0.0596)	$(0.0244)	$(0.1038)	$0.0192
Class I	$(0.0593)	$(0.0266)	$(0.0993)	$0.0055
Class D1	$(0.0484)	$(0.0233)	$(0.0830)	$0.0115

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011
Class A	101,281,370	24,663,984	(19,559,098)	106,386,256	109,942,197	23,791,589	(11,691,069)	122,042,717
Class C	495,761,388	70,702,737	(37,618,430)	528,845,695	545,907,287	74,204,929	(30,987,090)	589,125,126
Class D	29,983,145	2,778,905	(4,539,900)	28,222,150	34,000,711	5,898,954	(3,316,073)	36,583,592
Class I	75,813,210	8,692,534	(4,566,139)	79,939,605	78,308,142	5,501,703	(3,210,732)	80,599,113
Class D1	39,776,009	1,015,347	(3,459,239)	37,332,117	35,556,370	546,379	(5,767,355)	30,335,394

Total Members’ Units	742,615,122	107,853,507	(69,742,806)	780,725,823	803,714,707	109,943,554	(54,972,319)	858,685,942

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011
Class A	$115,433,469	$28,125,938	$(22,482,233)	$444,392	$121,521,566	$137,682,539	$29,240,170	$(14,228,975)	$(11,420,903)	$141,272,831
Class C	574,889,257	81,885,713	(43,596,697)	(1,627,498)	611,550,775	688,642,500	92,148,897	(37,672,129)	(59,615,259)	683,504,009
Class D	39,754,376	3,673,996	(6,215,844)	573,020	37,785,548	50,284,160	8,733,995	(4,715,689)	(3,914,976)	50,387,490
Class I	91,156,074	10,354,945	(5,421,658)	435,436	96,524,797	103,872,241	7,161,872	(4,150,254)	(7,863,303)	99,020,556
Class D1	47,068,068	1,182,754	(4,091,755)	449,089	44,608,156	46,930,446	711,112	(7,502,221)	(2,850,432)	37,288,905

Total Members’ Interest	$868,301,244	$125,223,346	$(81,808,187)	$274,439	$911,990,842	$1,027,411,886	$137,996,046	$(68,269,268)	$(85,664,873)	$1,011,473,791

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2138	$1.2196	$1.4388	$1.2870	$1.2841

Net Realized and net change in unrealized trading profit (loss)	(0.0513)	(0.0514)	(0.0610)	(0.0544)	(0.0544)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0049)	(0.0080)	(0.0005)	(0.0040)	(0.0005)

Net asset value, end of period	$1.1576	$1.1602	$1.3773	$1.2286	$1.2292

Total Return: (a)

Total return	-4.63%	-4.87%	-4.28%	-4.54%	-4.28%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.66%	0.04%	0.31%	0.04%

Net investment income (loss)	-0.41%	-0.66%	-0.04%	-0.31%	-0.04%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2523	$1.2615	$1.4789	$1.3265	$1.3199

Net Realized and net change in unrealized trading profit (loss)	(0.0847)	(0.0850)	(0.1005)	(0.0898)	(0.0897)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0100)	(0.0163)	(0.0011)	(0.0081)	(0.0010)

Net asset value, end of period	$1.1576	$1.1602	$1.3773	$1.2286	$1.2292

Total Return: (a)

Total return	-7.57%	-8.03%	-6.87%	-7.38%	-6.87%

Ratios to Average Members’ Capital:

Expenses	0.82%	1.32%	0.07%	0.62%	0.07%

Net investment income (loss)	-0.82%	-1.32%	-0.07%	-0.62%	-0.07%

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

As of June 30, 2011 the Fund offers four Classes of Units to retail investors: Class A, Class C, Class D and Class I. Each Class of Units was offered at $1.00 per Unit and subsequently is offered at Net Asset Value per Unit. The four Classes of Units are subject to different Sponsor fees. Class D1 is used exclusively for investments made by Systematic Momentum FuturesAccess LTD. Class DA was used exclusively for investments made by Systematic Momentum FuturesAccess II LLC until its liquidation at September 30, 2009. Class D1 and DA are not charged Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2011, and the results of its operations for the three and six months ended June 30, 2011 and 2010. However, the operating results for the interim period may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance and initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.       INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of June 30, 2011 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The Fund had invested in ML Chesapeake FuturesAccess LLC (“Chesapeake”) which liquidated January 31, 2010. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of Investments in Portfolio Funds at and for the period ended June 30, 2011, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	12.77%	$129,156,671	$(10,358,058)	$134,282,011	$(1,341,759)	$—	monthly
Transtrend	17.59%	177,879,525	(14,053,709)	178,662,471	(1,858,002)	—	monthly
Altis	12.61%	127,555,243	(32,953,635)	130,748,681	(1,301,484)	—	monthly
Winton	17.68%	178,829,128	(487,606)	158,243,440	(1,884,465)	—	monthly
Aspect	9.82%	99,351,056	(2,766,043)	88,956,663	(1,041,543)	—	monthly
John Locke	13.71%	138,638,468	(15,683,022)	145,464,923	(1,434,663)	—	monthly
BlueTrend	17.02%	172,125,273	1,944,722	142,570,928	(1,745,714)	—	monthly

	101.20%	$1,023,535,364	$(74,357,351)	$978,929,117	$(10,607,630)	$—

The details of Investments in Portfolio Funds at and for the year ended December 31, 2010, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Chesapeake*	0.00%	$—	$(2,598,008)	$—	$(144,407)	$—	monthly
Transtrend	17.87%	183,615,388	29,487,583	170,118,192	(3,404,718)	—	monthly
Altis	13.05%	134,073,398	12,597,945	104,309,484	(2,445,604)	—	monthly
Winton	17.74%	182,231,744	20,913,669	159,384,935	(3,399,640)	—	monthly
Aspect	10.04%	103,142,819	14,049,609	89,607,738	(1,888,760)	—	monthly
John Locke	14.08%	144,651,209	10,500,284	135,795,468	(2,627,905)	—	monthly
BlueTrend	15.53%	159,597,862	18,370,900	131,991,494	(2,703,505)	—	monthly
Tudor	12.78%	131,321,765	5,257,749	126,025,082	(2,391,031)	—	monthly

	101.09%	$1,038,634,185	$108,579,731	$917,232,393	$(19,005,570)	$—

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Altis	$127,852,896	$295,832	$127,557,064
John Locke	138,963,878	326,417	138,637,461

Total	$266,816,774	$622,249	$266,194,525

	As of December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Transtrend	$258,918,312	$2,958,512	$255,959,800

Total	$258,918,312	$2,958,512	$255,959,800

	For the six months ended June 30, 2011
	Income (Loss)	Commissions	Other	Net Income (Loss)
Altis	$(31,167,873)	$(391,045)	$(1,394,718)	$(32,953,636)
John Locke	(13,531,682)	(623,150)	(1,528,190)	(15,683,022)

Total	$(44,699,555)	$(1,014,195)	$(2,922,908)	$(48,636,658)

	For the six months ended June 30, 2010
	Income (Loss)	Commissions	Other	Net Income (Loss)
Winton	$12,946,298	$(106,941)	$(1,761,348)	$11,078,009

Total	$12,946,298	$(106,941)	$(1,761,348)	$11,078,009

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.  There were no transfers to or from Level I or II during the quarter and period ended June 30, 2011.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2011	$1,023,535,364	$—	$1,023,535,364	$—
December 31, 2010	$1,038,634,185	$—	$1,038,634,185	$—

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

5.       RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended June 30, 2011 amounted to $53,800 of which $37,032 was payable to the Transfer Agent as of June 30, 2011.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Fund’s financial statements.

7.      SUBSEQUENT EVENTS

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423
2011	$1.2333	$1.2546	$1.2138	$1.2554	$1.1959	$1.1576

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564
2011	$1.2413	$1.2617	$1.2196	$1.2604	$1.1997	$1.1602

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389
2011	$1.4583	$1.4854	$1.4388	$1.4900	$1.4212	$1.3773

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075
2011	$1.3068	$1.3298	$1.2870	$1.3315	$1.2688	$1.2286

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949
2011	$1.3015	$1.3257	$1.2841	$1.3298	$1.2684	$1.2292

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended June 30, 2011. Fund capital decreased 1.55% from $1,027,411,886 to $1,011,473,791.  This decrease was attributable to the net loss from operations of $85,664,873, coupled with the redemption of 54,972,319 Redeemable Units resulting in an outflow of $68,269,268.  The cash outflow was offset with cash inflow of $137,996,046 due to subscription of 109,943,554 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2011 to June 30, 2011

January 1, 2011 to March 31, 2011

The Fund experienced a net trading loss for the first quarter of March 31, 2011 of $28,822,067.

The Fund declined more than 3% in the first quarter of 2011 while the Dow Jones-Credit Suisse AllHedge Managed Futures Index lost 2.1%. Market conditions were generally not conducive to trend-following strategies as many markets experienced severe reversals. Overall, the quarter started poorly in January, the Portfolio Funds were profitable in February only to give it all back and then some in March.

Coming into the first quarter, the Portfolio Funds were generally positioned for a rally in equities and commodities. Additionally, a short U.S. dollar bias was highly prevalent in the portfolio. The majority of the Portfolio Funds had reduced their exposure to fixed income positions going into the year, with smaller allocations remaining on the long side. In January, managed futures strategies generally suffered from a rally in the U.S. dollar and a substantial retracement in gold. In February, this positioning was able to generate positive performance when long positions in equities and energy rallied. However, while February’s gains offset January’s losses to a large extent, it was not enough to carry the strategy for the quarter. March was characterized by volatile trading conditions across several markets, creating losses for the month and putting Systematic Momentum in negative territory for the year. During March, most trend-following strategies were whipsawed by the sharp selloffs following the earthquake and tsunami in Japan and the sharp rebounds in the weeks afterwards. As a result, losses in agricultural commodities as well as global equity indices offset any gains from energy and currency positions.

While it was generally a challenging quarter for Systematic Momentum as a whole, the individual Portfolio Fund returns varied considerably, ranging from -14.4% to +2.4%. Five managers had negative returns while only two ended the quarter with positive performance. For the most part, the Portfolio Funds that used higher leverage and a shorter-term time frame tended to underperform. Shorter-term trading strategies found market conditions in March especially problematic since they were the first to react to downward moves in most markets by closing out of long positions. When markets rebounded later in the month, many of these programs did not generate buy signals soon enough to capture the rally. Conversely, longer-term strategies retained their positions and benefited from the subsequent rally in equities and some commodities.

The best performing Portfolio Fund over the first three months was BlueTrend. While the Portfolio Fund encountered many of same difficulties as others in the quarter, BlueTrend did a better job of capturing the upside in energy. The lagging performer in the portfolio was Altis which incurred losses primarily due to poor positioning in the currency and energy markets. Altis operates with a higher volatility target than other constituent programs so it was not unexpected that the Portfolio Fund generated higher losses in a difficult trading environment.

April 1, 2011 to June 30, 2011

The Fund experienced a net trading loss for the second quarter of June 30, 2011 of $45,535,284.

Coming into the second quarter, the Portfolio Funds were focused on equity, commodity, and foreign exchange markets while fixed income exposure was generally limited. Long positions in commodities and equity indices in addition to short positions in the U.S. dollar were common themes across the portfolio. This positioning proved profitable in the first month of the quarter. With equities and commodities rallying and the U.S. dollar depreciating, profits were posted to the Fund in April, erasing its losses from the first quarter. However, April’s gains were swiftly retracted as the same positioning that produced profits in April led to losses for the remainder of the quarter. The Portfolio Funds suffered losses in long equity and short U.S. dollar positions as these markets endured sharp reversals. Significant pullbacks in commodities, particularly in the energy, agricultural, and the precious metal sectors also made for a difficult quarter. While managed futures managers typically adapt their exposures to changing market dynamics, severe and abrupt market reversals can be rather problematic as there is insufficient time for managers to adjust their portfolios. The second quarter was one of those challenging environments. In fact, May and June rank among the worst 15 months for the Dow Jones-Credit Suisse AllHedge Managed Futures Index since January 2005.

In addition to being a difficult period for the strategy as a whole, the second quarter proved to be a challenging environment for all of the Portfolio Funds in the Fund. For the quarter, the Portfolio Funds returns ranged from -2.2% to —9.1% posted losses for the Fund. As a result, only one of the Portfolio Funds in the portfolio remains in positive territory for the year. For the most part, longer-term programs and the Portfolio Funds who utilize less leverage tended to outperform while the Portfolio Funds with shorter-term programs found the recent environment extremely difficult.

The best performing Portfolio Fund for the quarter navigated the market’s volatility better than its peers. The worst performing Portfolio Fund suffered another subpar quarter and is down over 20% year-to-date. While the recent performance is disappointing, it is within the manager’s risk parameters. This manager tends to operate with a higher degree of leverage and a sector allocation bias towards commodities. These characteristics differentiate the manager and have been positive contributors during strong trending environments, particularly in the commodities space. However, these characteristics have been detrimental to performance given the sharp reversals in the commodity markets this quarter.

Exposure and Attribution by Asset Class

For much of this year, the Portfolio Funds have allocated significant capital to long commodity positions. Programs suffered significant losses as oil markets, precious metals (particularly silver), and agricultural markets reversed direction and declined in May and June.

In addition to commodities, the Portfolio Funds had a favorable bias toward equities at the outset of the quarter.  In fact, the Portfolio Funds have held long positions in equity indices for some time.  In the last two months of the quarter, this sector experienced a significant sell off as uncertainty regarding the European debt crisis and the global economy weighed heavily on the markets.

In currencies, the Portfolio Funds generally began the quarter positioned for U.S. dollar depreciation.  However, short positions in the U.S. dollar against a variety of currencies resulted in losses as the dollar rallied in May.

Allocations to fixed income were small at the beginning of the second quarter, but have increased considerably by the end of the quarter.

January 1, 2010 to June 30, 2010

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2011 and 2010.

Altis Class DS (1)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$332,012	0.25%	$746,919	$27,921
Energy	4,873,379	3.73%	8,793,444	2,110,408
Interest Rates	825,192	0.63%	961,095	537,011
Metals	4,081,574	3.13%	4,773,454	2,642,365
Stock Indices	4,188,184	3.21%	6,962,534	2,279,609
Currencies	3,639,689	2.79%	7,232,723	268,027

TOTAL	$17,940,030	13.74%	$29,470,169	$7,865,341

(1) Average capitalization of Altis Class DS is $130,522,958.

Altis Class DS (1)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,392,780	1.19%	$1,783,484	$876,412
Energy	3,340,435	2.85%	3,789,264	2,611,116
Interest Rates	3,386,308	2.89%	4,218,894	2,214,446
Metals	697,303	0.60%	1,387,439	137,142
Stock Indices	2,211,263	1.89%	4,058,641	706,111
Currencies	1,371,199	1.17%	2,748,651	253,502

TOTAL	$12,399,288	10.59%	$17,986,373	$6,798,729

(1) Average capitalization of Altis Class DS is $117,053,446.

Transtrend Class DS (2)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,196,554	0.65%	$2,045,984	$469,078
Energy	1,277,517	0.69%	2,243,141	748,819
Interest Rates	671,625	0.36%	1,454,388	228,871
Metals	4,081,651	2.21%	7,240,322	2,348,429
Stock Indices	4,393,815	2.38%	6,072,093	2,590,456
Currencies	5,653,414	3.06%	8,034,317	3,199,645

TOTAL	$17,274,576	9.35%	$27,090,245	$9,585,298

(2) Average capitalization of Transtrend Class DS is $184,790,681.

Transtrend Class DS (2)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,496,538	0.93%	$2,473,864	$804,213
Energy	5,645,154	3.50%	8,950,750	2,756,066
Interest Rates	2,395,035	1.49%	5,119,845	637,629
Metals	949,165	0.59%	2,041,802	247,558
Stock Indices	1,992,952	1.24%	3,124,674	987,179
Currencies	4,937,480	3.06%	8,345,255	2,712,908

TOTAL	$17,416,324	10.81%	$30,056,190	$8,145,553

(2) Average capitalization of Transtrend Class DS is $161,230,335.

Aspect Class DS (3)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$9,191	0.01%	$9,814	$8,435
Energy	2,411,936	2.34%	3,050,561	1,729,073
Interest Rates	943,035	0.91%	1,953,108	25,290
Metals	539,479	0.52%	842,432	267,208
Stock Indices	927,304	0.90%	1,331,860	527,930
Currencies	1,901,175	1.84%	2,299,976	1,556,640

TOTAL	$6,732,120	6.52%	$9,487,751	$4,114,576

(3) Average Capitalization of Aspect Class DS is $103,271,448.

Aspect Class DS (3)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$558,355	0.62%	$706,854	$425,911
Energy	864,930	0.96%	1,417,096	409,832
Interest Rates	2,744,681	3.04%	3,863,430	1,791,986
Metals	927,537	1.03%	1,173,327	708,216
Stock Indices	1,018,999	1.13%	1,456,893	647,807
Currencies	1,068,684	1.18%	2,393,963	137,126

TOTAL	$7,183,186	7.96%	$11,011,563	$4,120,878

(3) Average Capitalization of Aspect Class DS is $90,359,783.

Winton Class DS (4)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,215,270	0.66%	$1,807,657	$700,448
Energy	1,604,699	0.87%	2,142,130	1,134,765
Interest Rates	414,808	0.22%	818,189	71,513
Metals	1,588,195	0.86%	2,986,677	380,147
Stock Indices	1,569,667	0.85%	2,922,552	411,935
Currencies	2,535,315	1.37%	2,821,575	2,211,753

TOTAL	$8,927,954	4.83%	$13,498,780	$4,910,561

(4) Average capitalization of Winton Class DS is $185,012,433.

Winton Class DS (4)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,075,965	0.66%	$1,543,128	$633,454
Energy	717,282	0.44%	1,010,049	434,684
Interest Rates	2,821,051	1.72%	3,738,628	2,119,330
Metals	2,614,628	1.60%	3,272,840	2,104,718
Stock Indices	2,001,242	1.22%	2,828,287	1,205,999
Currencies	1,955,879	1.20%	2,705,722	1,386,302

TOTAL	$11,186,047	6.84%	$15,098,654	$7,884,487

(4) Average capitalization of Winton Class DS is $163,582,445.

John Locke Class DS (5)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,402,384	0.98%	$2,231,682	$732,787
Energy	5,909,644	4.12%	7,775,344	4,449,902
Interest Rates	1,620,945	1.13%	2,325,466	879,747
Metals	2,564,741	1.79%	3,952,674	1,447,777
Stock Indices	1,237,132	0.86%	1,347,426	1,001,487
Currencies	1,452,845	1.01%	2,859,194	190,130

TOTAL	$14,187,691	9.89%	$20,491,786	$8,701,830

(5) Average capitalization of John Locke Class DS is $143,355,205.

John Locke Class DS (5)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,040,190	1.62%	$2,512,938	$1,337,070
Energy	1,646,726	1.31%	2,389,469	813,118
Interest Rates	2,489,594	1.98%	4,054,236	1,911,449
Metals	1,871,110	1.48%	2,454,250	1,422,337
Stock Indices	1,110,621	0.88%	2,017,379	249,413
Currencies	879,009	0.70%	1,760,469	438,391

TOTAL	$10,037,250	7.97%	$15,188,741	$6,171,778

(5) Average capitalization of John Locke Class DS is $126,017,439.

BlueTrend Class DS (6)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$289,527	0.17%	$625,460	$40,628
Energy	5,713,888	3.35%	6,449,064	4,267,045
Interest Rates	644,960	0.38%	977,906	407,671
Metals	1,202,030	0.71%	2,786,118	24,066
Stock Indices	6,876,643	4.04%	8,490,661	4,541,054
Currencies	2,266,153	1.33%	3,137,536	1,660,299

TOTAL	$16,993,201	9.98%	$22,466,745	$10,940,763

(6) Average capitalization of BlueTrend Class DS is $170,352,059.

BlueTrend Class DS (6)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$435,091	0.40%	$791,652	$200,843
Energy	2,734,461	2.50%	6,780,272	377,902
Interest Rates	3,499,530	3.20%	5,628,131	1,952,180
Metals	510,299	0.47%	753,493	232,560
Stock Indices	2,834,817	2.59%	4,504,596	1,183,504
Currencies	2,106,775	1.93%	5,700,597	79,367

TOTAL	$12,120,973	11.09%	$24,158,741	$4,026,356

(6) Average capitalization of BlueTrend Class DS is $109,361,795.

Tudor Tensor Class DS (7)

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,900,476	1.43%	$2,379,200	$1,367,186
Energy	2,934,883	2.21%	4,933,750	1,190,081
Interest Rates	2,696,434	2.03%	4,208,264	1,330,827
Metals	980,762	0.74%	1,977,389	370,078
Stock Indices	772,437	0.58%	1,187,311	394,559
Currencies	2,785,038	2.10%	6,394,328	473,792

TOTAL	$12,070,030	9.09%	$21,080,242	$5,126,523

(7) Average capitalization of Tudor Tensor Class DS is $132,666,469.

Tudor Tensor Class DS (7)

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$335,058	0.30%	$481,456	$174,880
Energy	1,311,289	1.16%	1,646,337	847,693
Interest Rates	1,480,199	1.31%	2,030,443	1,085,170
Metals	403,294	0.36%	498,579	266,466
Stock Indices	3,232,177	2.86%	4,511,655	1,778,124
Currencies	817,635	0.72%	1,800,419	293,075

TOTAL	$7,579,652	6.71%	$10,968,889	$4,445,408

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

Item 4. Controls and Procedures

MLAI, the Manager of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this  quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$6,020,020	4,807,171	$1.2523
Feb-11	2,081,630	1,687,854	1.2333
Mar-11	3,967,482	3,162,348	1.2546
Apr-11	5,490,727	4,523,585	1.2138
May-11	3,944,634	3,142,133	1.2554
Jun-11	7,735,677	6,468,498	1.1959
Jul-11	3,300,769	2,851,390	1.1576

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$14,214,345	11,267,812	$1.2615
Feb-11	14,904,609	12,007,258	1.2413
Mar-11	20,393,724	16,163,688	1.2617
Apr-11	16,574,435	13,590,058	1.2196
May-11	13,638,095	10,820,450	1.2604
Jun-11	12,423,689	10,355,663	1.1997
Jul-11	10,144,855	8,744,057	1.1602

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,349,999	912,840	$1.4789
Feb-11	999,999	685,729	1.4583
Mar-11	6,299,998	4,241,281	1.4854
Apr-11	—	—	1.4388
May-11	—	—	1.4900
Jun-11	83,999	59,104	1.4212
Jul-11	699,999	508,240	1.3773

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$664,870	501,221	$1.3265
Feb-11	580,495	444,211	1.3068
Mar-11	1,825,734	1,372,939	1.3298
Apr-11	555,810	431,865	1.2870
May-11	932,294	700,183	1.3315
Jun-11	2,602,669	2,051,284	1.2688
Jul-11	1,101,972	896,933	1.2286

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.3199
Feb-11	711,112	546,379	1.3015
Mar-11	—	—	1.3257
Apr-11	—	—	1.2841
May-11	—	—	1.3298
Jun-11	—	—	1.2684
Jul-11	—	—	1.2292

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

Item 6.                                   Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101     Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)