Form 10-Q
period 2011-09-30
ML Systematic Momentum FuturesAccess LLC
filed 2011-11-10
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 835,831,821 units of limited liability company interest were outstanding.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:

Cash and cash equivalents	$133,925	$312,720
Investment in Portfolio Funds (Cost $941,944,460 at 2011 and $917,232,393 at 2010)	1,006,167,645	1,038,634,185
Other assets	120,000	120,000
Receivable from Portfolio Fund	18,912,691	—
Accrued Interest Receivable	17	48

TOTAL ASSETS	$1,025,334,278	$1,039,066,953

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,722,547	$1,718,827
Redemptions payable	19,584,202	9,355,655
Other liabilities	643,931	580,585

Total liabilities	21,950,680	11,655,067

MEMBERS’ CAPITAL:
Members’ Interest (835,831,821 Units and 803,714,707 Units outstanding; unlimited Units authorized)	1,003,383,598	1,027,411,886
Total members’ capital	1,003,383,598	1,027,411,886

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$1,025,334,278	$1,039,066,953

NET ASSET VALUE PER UNIT:

Class A	$1.1825	$1.2523
Class C	$1.1822	$1.2615
Class D	$1.4123	$1.4789
Class I	$1.2563	$1.3265
Class D1	$1.2604	$1.3199

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
TRADING PROFIT (LOSS):

Realized, net	$7,027,332	$14,109,842	$9,465,526	$20,923,964
Change in unrealized, net	19,616,938	30,792,085	(57,178,607)	33,793,725

Total trading profit (loss)	26,644,270	44,901,927	(47,713,081)	54,717,689

INVESTMENT INCOME (LOSS)
Interest	36	858	188	2,603

EXPENSES:
Sponsor fee	5,247,927	4,727,059	15,764,213	13,744,768
Other	379,317	333,424	1,170,705	858,783
Total expenses	5,627,244	5,060,483	16,934,918	14,603,551

NET INVESTMENT INCOME (LOSS)	(5,627,208)	(5,059,625)	(16,934,730)	(14,600,948)

NET INCOME (LOSS)	$21,017,062	$39,842,302	$(64,647,811)	$40,116,741

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	125,045,939	108,140,687	120,307,368	109,039,354
Class C	591,433,931	542,079,028	583,276,678	527,226,697
Class D	35,803,578	27,642,479	37,077,871	29,118,317
Class I	80,113,095	80,540,078	79,517,214	79,754,063
Class D1	29,999,432	36,728,716	32,899,481	38,221,652

Net income (loss) per weighted average Unit
Class A	$0.0249	$0.0502	$(0.0690)	$0.0539
Class C	$0.0226	$0.0484	$(0.0793)	$0.0467
Class D	$0.0368	$0.0619	$(0.0701)	$0.0784
Class I	$0.0285	$0.0545	$(0.0701)	$0.0605
Class D1	$0.0317	$0.0566	$(0.0577)	$0.0662

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011
Class A	101,281,370	30,407,350	(24,298,863)	107,389,857	109,942,197	31,834,881	(17,539,757)	124,237,321
Class C	495,761,388	96,183,543	(54,075,355)	537,869,576	545,907,287	92,816,090	(61,410,973)	577,312,404
Class D	29,983,145	4,534,905	(6,931,705)	27,586,345	34,000,711	6,889,653	(7,925,754)	32,964,610
Class I	75,813,210	10,981,915	(7,083,412)	79,711,713	78,308,142	6,919,777	(9,113,456)	76,114,463
Class D1	39,776,009	1,015,347	(5,407,009)	35,384,347	35,556,370	546,379	(10,899,726)	25,203,023

Total Members’ Units	742,615,122	143,123,060	(97,796,344)	787,941,838	803,714,707	139,006,780	(106,889,666)	835,831,821

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011
Class A	$115,433,469	$34,706,655	$(27,944,395)	$5,874,033	$128,069,762	$137,682,539	$38,742,269	$(21,206,231)	$(8,305,320)	$146,913,257
Class C	574,889,257	111,244,379	(62,987,638)	24,605,508	647,751,506	688,642,500	114,079,025	(73,927,879)	(46,268,503)	682,525,143
Class D	39,754,376	6,063,881	(9,395,655)	2,283,122	38,705,724	50,284,160	10,122,993	(11,252,683)	(2,598,407)	46,556,063
Class I	91,156,074	13,130,560	(8,522,915)	4,824,997	100,588,716	103,872,241	8,924,714	(11,597,257)	(5,577,536)	95,622,162
Class D1	47,068,068	1,182,754	(6,471,337)	2,529,081	44,308,566	46,930,446	711,112	(13,976,540)	(1,898,045)	31,766,973

Total Members’ Interest	$868,301,244	$166,328,229	$(115,321,940)	$40,116,741	$959,424,274	$1,027,411,886	$172,580,113	$(131,960,590)	$(64,647,811)	$1,003,383,598

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1576	$1.1602	$1.3773	$1.2286	$1.2292

Net Realized and net change in unrealized trading profit (loss)	0.0299	0.0299	0.0355	0.0317	0.0317
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0050)	(0.0079)	(0.0005)	(0.0040)	(0.0005)

Net asset value, end of period	$1.1825	$1.1822	$1.4123	$1.2563	$1.2604

Total Return: (a)

Total return	2.16%	1.90%	2.54%	2.26%	2.54%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.66%	0.04%	0.31%	0.04%

Net investment income (loss)	-0.41%	-0.66%	-0.04%	-0.31%	-0.04%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2523	$1.2615	$1.4789	$1.3265	$1.3199

Net Realized and net change in unrealized trading profit (loss)	(0.0548)	(0.0551)	(0.0650)	(0.0581)	(0.0580)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0150)	(0.0242)	(0.0016)	(0.0121)	(0.0015)

Net asset value, end of period	$1.1825	$1.1822	$1.4123	$1.2563	$1.2604

Total Return: (a)

Total return	-5.57%	-6.28%	-4.50%	-5.29%	-4.50%

Ratios to Average Members’ Capital:

Expenses	1.23%	1.98%	0.11%	0.93%	0.11%

Net investment income (loss)	-1.23%	-1.98%	-0.11%	-0.93%	-0.11%

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

As of September 30, 2011 the Fund offers four Classes of Units to retail investors: Class A, Class C, Class D and Class I. Each Class of Units was offered at $1.00 per Unit and subsequently is offered at Net Asset Value per Unit. The four Classes of Units are subject to different Sponsor fees. Class D1 is used exclusively for investments made by Systematic Momentum FuturesAccess LTD. Class DA was used exclusively for investments made by Systematic Momentum FuturesAccess II LLC until its liquidation at September 30, 2009. Class D1 and DA are not charged Sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America Corporation or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2011, and the results of its operations for the three and nine months ended September 30, 2011 and 2010. However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.                           INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of September 30, 2011 are: ML Altis FuturesAccess LLC (“Altis”), ML Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), ML John Locke FuturesAccess LLC (“John Locke”) ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), ML Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The Fund had invested in ML Chesapeake FuturesAccess LLC (“Chesapeake”) which liquidated January 31, 2010. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on the trade date. The investments in the Portfolio Funds were valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ Managers.

The details of Investments in Portfolio Funds at and for the period ended September 30, 2011, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	12.56%	$126,027,633	$(6,592,048)	$127,169,887	$(2,000,200)	$—	monthly
Transtrend	17.36%	174,193,178	(20,832,447)	181,801,287	(2,749,668)	—	monthly
Altis	12.41%	124,521,007	(40,104,466)	135,868,254	(1,941,701)	—	monthly
Winton	17.39%	174,495,757	10,312,745	145,806,866	(2,816,151)	—	monthly
Aspect	9.66%	96,945,597	6,057,433	79,898,564	(1,564,302)	—	monthly
John Locke	13.53%	135,725,262	342,114	127,853,973	(2,164,066)	—	monthly
BlueTrend	17.37%	174,259,211	3,103,588	143,545,629	(2,631,865)	—	monthly

	100.28%	$1,006,167,645	$(47,713,081)	$941,944,460	$(15,867,953)	$—

The details of Investments in Portfolio Funds at and for the year ended December 31, 2010, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Chesapeake*	0.00%	$—	$(2,598,008)	$—	$(144,407)	$—	monthly
Transtrend	17.87%	183,615,388	29,487,583	170,118,192	(3,404,718)	—	monthly
Altis	13.05%	134,073,398	12,597,945	104,309,484	(2,445,604)	—	monthly
Winton	17.74%	182,231,744	20,913,669	159,384,935	(3,399,640)	—	monthly
Aspect	10.04%	103,142,819	14,049,609	89,607,738	(1,888,760)	—	monthly
John Locke	14.08%	144,651,209	10,500,284	135,795,468	(2,627,905)	—	monthly
BlueTrend	15.53%	159,597,862	18,370,900	131,991,494	(2,703,505)	—	monthly
Tudor	12.78%	131,321,765	5,257,749	126,025,082	(2,391,031)	—	monthly

	101.09%	$1,038,634,185	$108,579,731	$917,232,393	$(19,005,570)	$—

* Liquidated as of January 31, 2010.

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Altis	$124,800,271	$282,573	$124,517,698
Transtrend	249,421,102	2,739,777	246,681,325

Total	$374,221,373	$3,022,350	$371,199,023

	As of December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Transtrend	$258,918,312	$2,958,512	$255,959,800

Total	$258,918,312	$2,958,512	$255,959,800

	For the nine months ended September 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Altis	$(37,551,043)	$(471,825)	$(2,081,598)	$(40,104,466)
Transtrend	(17,123,951)	(615,985)	(3,092,511)	(20,832,447)

Total	$(54,674,994)	$(1,087,810)	$(5,174,109)	$(60,936,913)

	For the nine months ended September 30, 2010
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Winton	$18,405,398	$(157,584)	$(3,520,746)	$14,727,068
Transtrend	18,857,699	(713,360)	(2,777,889)	15,366,450

Total	$37,263,097	$(870,944)	$(6,298,635)	$30,093,518

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these investment companies in this case, would be classified as Level II.  There were no transfers to or from Level I or II during the quarter and period ended September 30, 2011.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2011	$1,006,167,645	$—	$1,006,167,645	$—
December 31, 2010	$1,038,634,185	$—	$1,038,634,185	$—

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by respective trading advisors is sufficient to detect if any such intervention is needed.

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

5.                           RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended September 30, 2011 amounted to $50,630 of which $34,973 was payable to the Transfer Agent as of September 30, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423	$1.1244	$1.1654	$1.1926
2011	$1.2333	$1.2546	$1.2138	$1.2554	$1.1959	$1.1576	$1.1988	$1.1885	$1.1825

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564	$1.1374	$1.1779	$1.2043
2011	$1.2413	$1.2617	$1.2196	$1.2604	$1.1997	$1.1602	$1.2005	$1.1892	$1.1822

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389	$1.3196	$1.3694	$1.4031
2011	$1.4583	$1.4854	$1.4388	$1.4900	$1.4212	$1.3773	$1.4281	$1.4176	$1.4123

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075	$1.1890	$1.2328	$1.2619
2011	$1.3068	$1.3298	$1.2870	$1.3315	$1.2688	$1.2286	$1.2727	$1.2622	$1.2563

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949	$1.1777	$1.2222	$1.2522
2011	$1.3015	$1.3257	$1.2841	$1.3298	$1.2684	$1.2292	$1.2746	$1.2652	$1.2604

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are it’s (i) investment in Portfolio Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011. Fund capital decreased 2.34% from $1,027,411,886 to $1,003,383,598.  This decrease was attributable to the net loss from operations of $64,647,811, coupled with the redemption of 106,889,666 Redeemable Units resulting in an outflow of $131,960,590.  The cash outflow was offset with cash inflow of $172,580,113 due to subscriptions of 139,006,780 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2011 to September 30, 2011

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

July 1, 2011 to September 30, 2011

The Fund experienced a net trading gain for the quarter ended September 30, 2011 of $26,644,270.

Coming into the third quarter, the Fund was positioned with a short bias toward the U.S. dollar and a long bias in fixed income. The portfolio still favored long positions in equity indices and commodities; however, these positions were much smaller than they had been earlier in the year.   At the same time, the portfolio’s exposure to fixed income was growing as strong trends emerged in this asset class.  At the outset of the quarter, the underlying Portfolio Funds were operating at slightly lower risk levels as several sharp reversals experienced in the second quarter brought down exposures.

July was a favorable month for the portfolio as gains from long fixed income positions outweighed losses from the other asset classes.  For the rest of the quarter, long fixed income positions continued to generate strong profits while most other asset classes resulted in losses.  Generally, foreign exchange, equities, and commodities incurred losses, eventually forcing the Portfolio Funds to shift their portfolios to reflect a more defensive environment Across the portfolio, the Portfolio Funds returns were generally positive. Only two underlying Portfolio Funds in the Fund generated negative performance for the quarter Returns ranged from -5.6% to +11.9%.

Asset class weighting was a key driver of performance this quarter.  The Portfolio Funds with sizeable long fixed income exposures performed well as trends consolidated in this asset class. The duration of the types of programs used by the Portfolio Funds also had a direct influence on performance. The Portfolio Funds that use shorter-term signals and systems outperformed longer-term programs as they were able to identify market inflection points more quickly and adjust their portfolios.

The best performing Portfolio Fund for the quarter was John Locke, as the trading advisor’s shorter time horizon was better able to navigate market reversals.  The worst performing Portfolio Fund for the quarter was Altis which declined -5.6% for the quarter and is down over 25% year-to-date.  Altis’ underperformance may be partially explained by the design of its trading programs.  Altis tends to operate with a higher degree of leverage and its historical volatility is generally higher than other Portfolio Funds in the portfolio.   Altis’ program is designed to seek opportunities in markets that are less correlated. As a result, compared with the other Portfolio Funds, Altis lacked a sizeable allocation to fixed income, the best performing asset class, hurting its performance. At the same time, Altis maintained a higher weighting to commodities, which was a difficult asset class to trade in this quarter.

Exposure and Attribution by Asset Class

Fixed income trading accounted for the largest share of profits this quarter as the Portfolio Funds were long both bonds and notes (or their derivatives), taking advantage of a strong downward trend in yields. While fixed income trading was profitable, most other asset classes incurred losses.  Currencies were extremely difficult to trade as short positions in the U.S. dollar suffered as the European debt crisis deepened.  In commodities, precious metals and energy trading were volatile, leading managers to reduce their long positions, and in some cases going short.  Equity indices also detracted from performance as stocks reversed and sold off through most of the quarter.

January 1, 2010 to September 30, 2010

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2011 and 2010.

Altis Class DS (1)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$866,157	0.67%	$2,247,955	$27,921
Energy	4,055,703	3.13%	8,793,444	2,110,408
Interest Rates	1,335,972	1.03%	2,739,606	537,011
Metals	4,050,037	3.13%	4,773,454	2,642,365
Stock Indices	2,914,756	2.25%	6,962,534	329,023
Currencies	3,130,247	2.42%	7,232,723	268,027

TOTAL	$16,352,872	12.63%	$32,749,716	$5,914,755

(1) Average capitalization of Altis Class DS is $129,458,233.

Altis Class DS (1)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,460,483	1.23%	$1,812,902	$876,412
Energy	2,401,018	2.03%	3,789,264	402,379
Interest Rates	4,065,496	3.44%	6,161,422	2,214,446
Metals	851,623	0.72%	1,387,439	137,142
Stock Indices	3,156,368	2.67%	5,732,823	706,111
Currencies	3,369,980	2.85%	8,369,399	253,502

TOTAL	$15,304,968	12.94%	$27,253,249	$4,589,992

(1) Average capitalization of Altis Class DS is $118,315,515.

Transtrend Class DS (2)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,187,361	0.65%	$2,047,893	$469,516
Energy	2,496,337	1.37%	6,420,443	749,518
Interest Rates	1,149,350	0.63%	2,738,610	229,084
Metals	3,942,234	2.16%	7,247,078	2,350,620
Stock Indices	2,978,850	1.63%	6,077,759	95,103
Currencies	3,923,673	2.15%	8,041,814	306,584

TOTAL	$15,677,805	8.59%	$32,573,597	$4,200,425

(2) Average capitalization of Transtrend Class DS is $182,738,983.

Transtrend Class DS (2)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,289,509	0.79%	$2,606,125	$556,827
Energy	5,514,794	3.38%	9,429,287	2,903,415
Interest Rates	2,731,231	1.67%	5,393,570	671,719
Metals	1,366,404	0.84%	2,661,799	260,793
Stock Indices	1,633,997	1.00%	3,291,729	547,142
Currencies	5,340,002	3.27%	8,791,420	2,857,950

TOTAL	$17,875,937	10.95%	$32,173,930	$7,797,846

(2) Average capitalization of Transtrend Class DS is $163,246,537.

Aspect Class DS (3)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$237,848	0.23%	$749,180	$7,701
Energy	2,238,702	2.19%	2,785,084	1,578,599
Interest Rates	1,048,086	1.03%	1,783,137	23,089
Metals	604,425	0.59%	890,520	243,954
Stock Indices	833,617	0.82%	1,215,954	481,987
Currencies	1,608,525	1.58%	2,099,819	1,297,512

TOTAL	$6,571,203	6.44%	$9,523,694	$3,632,842

(3) Average Capitalization of Aspect Class DS is $102,098,672.

Aspect Class DS (3)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$695,979	0.76%	$1,064,040	$437,968
Energy	892,647	0.98%	1,457,212	421,434
Interest Rates	2,332,371	2.56%	3,972,800	1,196,856
Metals	1,125,686	1.24%	1,664,060	728,265
Stock Indices	766,169	0.84%	1,498,136	179,497
Currencies	1,692,785	1.86%	3,261,928	141,008

TOTAL	$7,505,637	8.24%	$12,918,176	$3,105,028

(3) Average Capitalization of Aspect Class DS is $91,099,424.

Winton Class DS (4)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$930,272	0.51%	$1,621,906	$462,721
Energy	1,513,139	0.83%	2,047,064	1,018,159
Interest Rates	980,212	0.54%	2,708,686	64,164
Metals	1,682,633	0.92%	2,710,707	341,084
Stock Indices	1,531,040	0.84%	2,622,237	369,605
Currencies	1,682,757	0.92%	2,531,636	378,263

TOTAL	$8,320,053	4.56%	$14,242,236	$2,633,996

(4) Average capitalization of Winton Class DS is $183,164,288.

Winton Class DS (4)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$844,611	0.51%	$1,506,204	$344,797
Energy	565,305	0.34%	985,880	235,233
Interest Rates	2,385,591	1.45%	3,649,170	1,312,434
Metals	2,910,080	1.77%	4,749,097	2,054,356
Stock Indices	1,334,248	0.81%	2,760,611	76,401
Currencies	2,252,361	1.37%	3,849,096	1,353,131

TOTAL	$10,292,196	6.25%	$17,500,058	$5,376,352

(4) Average capitalization of Winton Class DS is $164,456,302.

John Locke Class DS (5)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,081,209	1.46%	$4,832,956	$732,787
Energy	4,924,042	3.47%	7,775,344	1,920,130
Interest Rates	1,217,235	0.86%	2,325,466	266,488
Metals	3,479,215	2.45%	7,460,069	1,447,777
Stock Indices	921,889	0.65%	1,347,426	189,489
Currencies	1,255,406	0.88%	2,859,194	190,130

TOTAL	$13,878,996	9.77%	$26,600,455	$4,746,801

(5) Average capitalization of John Locke Class DS is $142,080,766.

John Locke Class DS (5)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,151,876	2.48%	$6,132,927	$1,337,070
Energy	1,363,445	1.07%	2,389,469	600,777
Interest Rates	1,677,614	1.32%	4,054,236	40,451
Metals	3,517,189	2.77%	7,769,170	1,422,337
Stock Indices	1,069,853	0.84%	2,017,379	249,413
Currencies	656,516	0.52%	1,760,469	159,474

TOTAL	$11,436,493	9.00%	$24,123,650	$3,809,522

(5) Average capitalization of John Locke Class DS is $127,156,082.

BlueTrend Class DS (6)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,177,188	0.69%	$3,684,819	$40,969
Energy	4,024,321	2.34%	6,503,240	456,057
Interest Rates	817,522	0.48%	1,439,863	411,095
Metals	3,433,944	2.00%	9,847,669	24,269
Stock Indices	5,100,939	2.97%	8,561,988	1,190,820
Currencies	1,868,382	1.09%	3,163,893	859,290

TOTAL	$16,422,296	9.57%	$33,201,472	$2,982,500

(6) Average capitalization of BlueTrend Class DS is $171,835,960.

BlueTrend Class DS (6)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$461,865	0.39%	$876,198	$222,292
Energy	3,685,869	3.12%	7,504,388	418,261
Interest Rates	3,520,111	2.98%	6,229,202	1,996,318
Metals	821,064	0.69%	1,700,837	257,397
Stock Indices	3,573,656	3.02%	5,670,108	1,309,899
Currencies	2,195,617	1.86%	6,309,407	87,844

TOTAL	$14,258,182	12.06%	$28,290,140	$4,292,011

(6) Average capitalization of BlueTrend Class DS is $118,276,054.

Tudor Tensor Class DS (7)

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,714,685	1.30%	$2,379,200	$992,130
Energy	2,877,042	2.19%	4,933,750	1,190,081
Interest Rates	2,244,558	1.71%	4,208,264	990,433
Metals	1,050,075	0.80%	1,977,389	370,078
Stock Indices	543,267	0.41%	1,187,311	62,733
Currencies	2,457,102	1.87%	6,394,328	473,792

TOTAL	$10,886,729	8.28%	$21,080,242	$4,079,247

(7) Average capitalization of Tudor Tensor Class DS is $131,422,393.

Tudor Tensor Class DS (7)

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$262,853	0.23%	$481,456	$101,534
Energy	1,097,913	0.95%	1,646,337	575,349
Interest Rates	1,546,709	1.34%	2,030,443	1,085,170
Metals	1,064,051	0.92%	2,868,270	266,466
Stock Indices	2,753,244	2.39%	4,511,655	1,539,076
Currencies	1,108,472	0.96%	2,032,136	293,075

TOTAL	$7,833,242	6.79%	$13,570,297	$3,860,670

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

Item 4. Controls and Procedures

MLAI, the Manager of ML Systematic Momentum FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this  quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$6,020,020	4,807,171	$1.2523
Feb-11	2,081,630	1,687,854	1.2333
Mar-11	3,967,482	3,162,348	1.2546
Apr-11	5,490,727	4,523,585	1.2138
May-11	3,944,634	3,142,133	1.2554
Jun-11	7,735,677	6,468,498	1.1959
Jul-11	3,300,769	2,851,390	1.1576
Aug-11	3,579,447	2,985,858	1.1988
Sep-11	2,621,883	2,206,044	1.1885
Oct-11	1,833,958	1,550,916	1.1825

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$14,214,345	11,267,812	$1.2615
Feb-11	14,904,609	12,007,258	1.2413
Mar-11	20,393,724	16,163,688	1.2617
Apr-11	16,574,435	13,590,058	1.2196
May-11	13,638,095	10,820,450	1.2604
Jun-11	12,423,689	10,355,663	1.1997
Jul-11	10,144,855	8,744,057	1.1602
Aug-11	5,451,400	4,540,941	1.2005
Sep-11	6,333,873	5,326,163	1.1892
Oct-11	3,424,508	2,896,725	1.1822

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,349,999	912,840	$1.4789
Feb-11	999,999	685,729	1.4583
Mar-11	6,299,998	4,241,281	1.4854
Apr-11	—	—	1.4388
May-11	—	—	1.4900
Jun-11	83,999	59,104	1.4212
Jul-11	699,999	508,240	1.3773
Aug-11	688,999	482,459	1.4281
Sep-11	—	—	1.4176
Oct-11	—	—	1.4123

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$664,870	501,221	$1.3265
Feb-11	580,495	444,211	1.3068
Mar-11	1,825,734	1,372,939	1.3298
Apr-11	555,810	431,865	1.2870
May-11	932,294	700,183	1.3315
Jun-11	2,602,669	2,051,284	1.2688
Jul-11	1,101,972	896,933	1.2286
Aug-11	373,997	293,861	1.2727
Sep-11	286,873	227,280	1.2622
Oct-11	119,745	95,316	1.2563

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.3199
Feb-11	711,112	546,379	1.3015
Mar-11	—	—	1.3257
Apr-11	—	—	1.2841
May-11	—	—	1.3298
Jun-11	—	—	1.2684
Jul-11	—	—	1.2292
Aug-11	—	—	1.2746
Sep-11	—	—	1.2652
Oct-11	—	—	1.2604

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

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)