Form 10-K/A
period 2010-12-31
ML Systematic Momentum FuturesAccess LLC
filed 2012-01-27
CIK 1393359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(x) Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:  December 31, 2010

or

() Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

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
 Yes  X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes __ No  __

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

Large accelerated filer __	Accelerated filer __

Non-accelerated filer X	Smaller reporting company __
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes __                      No  X

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2011, Units of limited liability company interest with a Net Asset Value of $1,051,523,966 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the period ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.  Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

ML Systematic Momentum FuturesAccess LLC (the “Registrant”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 15, 2011 (the “Original Form 10-K”), with respect to Item 15 (Exhibits and Financial Statement Schedules), to re-file the reports of the independent registered public accounting firms, which have been amended.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2011.

PART IV

Item 15:	Exhibits, Financial Statement Schedules

1.	Financial Statements (found in Exhibit 13.01):

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

(a)  Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Reports of Independent Registered Public Accounting Firms

Statements of Financial Condition as of December 31, 2010 and 2009

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

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Form 10-K/A:

Designation	Description

3.01	Certificate of Formation of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.1 contained in the Registration Statement (File No. 0-52505) filed on November 14, 2007, on Form 10 under the Securities Exchange Act of 1934.

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 10-K for the year-ended December 31, 2009, filed on March 31, 2010.

13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms.

13.02	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 13.01
Exhibit 13.02:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01	Are filed herewith.
and 31.02:

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

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
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date:  January 27, 2012

ML SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2010 FORM 10-K/A

Amendment No. 1

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms

Exhibit 13.02	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Exhibit 31.01 and 31.02	Rule 13a – 14(a) / 15d – 14(a) Certifications

Exhibit 32.01 and 32.02	Section 1350 Certifications