Form 10-K/A
period 2010-12-31
Systematic Momentum FuturesAccess LLC
filed 2012-03-19
CIK 1393359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

Systematic Momentum FuturesAccess LLC (the “Registrant”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 with respect to Item 15 (Exhibits and Financial Statement Schedules), to file the financial statements of the Registrant’s significant subsidiaries.  The Report on Form 10-K was originally filed with the Securities and Exchange Commission on March 15, 2011 (the “Original Form 10-K”), and amended by Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission on January 27, 2012 (“Amendment No. 1”).  The Registrant was formerly known as ML Systematic Momentum FuturesAccess LLC.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original Form 10-K  or Amendment No. 1,  and the Registrant has not updated disclosures included therein to reflect any events that occurred subsequent to March 15, 2011.

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

Notes to Financial Statements

(b)  Financial Statements of ML BlueTrend FuturesAccess LLC

Reports of Independent Registered Public Accounting Firms

Statements of Financial Condition as of December 31, 2010 and 2009

Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Statements of Changes in Member’s Capital for the years ended
December 31, 2010, 2009 and 2008

Financial Data Highlights for the years ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

(c)  Financial Statements of ML Winton FuturesAccess LLC

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

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Form 10-K/A:
Designation                              Description

3.01	Amended and Restated Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the Registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 8-K filed on March 6, 2012.

13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms.

13.02	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC.

13.03	Financial Statements of ML BlueTrend FuturesAccess LLC

13.04	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01
Exhibit 13.02
Exhibit 13.03
Exhibit 13.04:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit 31.01	Are filed herewith.
and 31.02:

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

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
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date:  March 19, 2012

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2010 FORM 10-K/A
Amendment No. 2

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Reports of Independent Registered Public Accounting Firms
Exhibit 13.02	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC
Exhibit 13.03	Financial Statements of ML BlueTrend FuturesAccess LLC
Exhibit 13.04	Financial Statements of ML Winton FuturesAccess LLC
Exhibit 31.01 and 31.02	Rule 13a – 14(a) / 15d – 14(a) Certifications
Exhibit 32.01 and 32.02	Sections 1350 Certifications