Form 10-K
period 2011-12-31
Systematic Momentum FuturesAccess LLC
filed 2012-03-23
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act:  Classes A, C, D, I and M Units of Limited Liability Company Interest

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

As of February 29, 2012 units of limited liability company interest with a Net Asset Value of $869,835,758 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Reports and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

Systematic Momentum FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations in April 2007.  The Fund was formerly known as “ML Systematic FuturesAccess LLC.”  The Fund allocates and reallocates its capital, among a number of different FuturesAccess Funds (defined below).  The FuturesAccess Funds engage in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

The Fund is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

The FuturesAccess Funds in which the Fund invests (“Portfolio Funds”) are specified below.  Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”).  The Trading Advisors primarily employ systematic trading strategies, which seek to identify market and price trends and take positions in the direction of these trends.  The Trading Advisors may also implement a variety of other pattern recognition and price movement trading systems.  See “Portfolio Funds’ Trading Programs,” below.  MLAI has full discretion over the selection of, and allocation and reallocation of Fund capital among the Portfolio Funds, see “Portfolio Funds—Selection and Allocations,” below.

Unless the context requires otherwise, references herein to the trading activities, expenses and portfolio of the Fund refer to the Fund’s indirect activities engaged in, expenses incurred and portfolio held through each Portfolio Fund, and reference to the Trading Advisor’s activities and other information herein include those of each Trading Advisor.  The term “Trading Program” refers to the Fund’s overall approach as well as each Trading Advisor’s strategy, as applicable.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2011 the Net Asset Value and the Net Asset Value per Unit in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $909,115,762 and $1.1452 for Class A, $1.1421 for Class C, $1.3729 for Class D, $1.2179 for Class I, $1.2253 for Class D1, $0 for Class DA, and $1.0143 for Class M.

The highest month-end Net Asset Value per Unit for Class A since the Fund began operations was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007.)  The highest month-end Net Asset Value per Unit for Class C since the Fund began operations was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D since the Fund began operations was $1.4900 (April 30, 2011) and the lowest was $1.0212 (August 31 2007).The highest month-end Net Asset Value per Unit for Class I since the Fund began Operations was $1.3315 (April 30, 2011) and the lowest was $0.9500 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D1 since the Fund began operations was $1.3298 (April 30, 2011) and the lowest was $0.9113 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class DA since the Fund began Operations was $1.0282 (December 31, 2008) and the lowest was $0.9460 (July 31, 2009).  The highest month-end Net Asset Value per Unit for Class M since the Fund began operations was $1.0143 (December 31, 2011).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The investment objective of the Fund is to achieve superior risk-adjusted rates of return through a fund of funds approach focusing on, but not limited to, a single group of alternative investment strategies known as “systematic managed futures strategies.”  Under the direction of MLAI, the Fund seeks to achieve this objective by allocating its capital among a group of underlying FuturesAccess Funds (each a Portfolio Fund) managed by trading advisors which, the MLAI believes, collectively have the ability to achieve substantial capital appreciation with controlled performance volatility and drawdowns.

Systematic trading generally assumes that a disciplined and automatic trading approach based on quantitative analysis without discretionary decision making can enable a trader to forecast price trends or other market dynamics and to take positions designed to profit from it.  These systems can incur substantial losses when the market significantly deviates from its usual historical patterns; e.g., when weather-related catastrophes, international political disruptions, and unanticipated supply/demand imbalances unexpectedly dominate the market.

Systematic trading generally utilizes technical analysis.  Technical analysis relies on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility, unlike fundamental analysis, which is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.

Systematic technical trading systems share basic similarities, although the models which they apply to historical price data differ.  These similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the underlying FuturesAccess Funds in the Fund’s portfolio.

Systematic trading strategies are speculative and involve substantial risk.  By operating the Fund as a “fund of funds” and investing in a number of different underlying FuturesAccess Funds, MLAI attempts to mitigate the volatility and certain other risks of investing in a single FuturesAccess Fund.  While diversifying among different trading advisors involves the risk of one manager’s loss frequently offsetting another’s profits, this same diversifying effect also typically reduces overall performance volatility, potentially producing a risk/return profile for the Fund that may be more consistent with the portfolio objectives of investors than investing in a single FuturesAccess Fund.

The Portfolio Funds in which the Fund holds investments as of December 31, 2011 are:  Altis FuturesAccess LLC (the “Altis Fund”), Aspect FuturesAccess LLC (the “Aspect Fund”), ML BlueTrend FuturesAccess LLC (the “BlueTrend Fund”), John Locke FuturesAccess LLC (the “John Locke Fund”), ML Transtrend DTP Enhanced FuturesAccess LLC (the “Transtrend Fund”), Tudor Tensor FuturesAccess LLC (the “Tudor Fund”) and ML Winton FuturesAccess LLC (the “Winton Fund”).  Each underlying Portfolio Fund has its own Trading Advisor.

Portfolio Funds—Selection and Allocations

MLAI is responsible for identifying and selecting the underlying FuturesAccess Funds as Portfolio Funds in which the Fund invests, as well as for allocating and rebalancing Fund capital among the Portfolio Funds in an effort to maintain target allocations established by MLAI.

MLAI may use quantitative performance criteria, analytical and statistical techniques, market experience, qualitative due diligence and the subjective judgment of MLAI personnel in reviewing and selecting prospective FuturesAccess Funds as Portfolio Funds for the Fund.  Selecting FuturesAccess Funds for inclusion in the Fund’s portfolio ultimately involves the subjective evaluation of both quantitative and qualitative factors by MLAI’s personnel.  In evaluating a trading advisor of a FuturesAccess Fund for possible inclusion in the Fund’s portfolio, MLAI considers a number of factors, which may include, but are not limited to, certain of the following factors:  (i) the type of systematic-based trading strategy implemented and the time frames over which the systems operate; (ii) business acumen, organizational infrastructure and internal controls; (iii) assets under management and track record; (iv) quantitative performance analysis; (v) risk management controls and procedures; (vi) business terms; (vii) conflicts of interest; (viii) the professional background, reputation and experience of a trading advisor’s principals and key personnel; (ix) commitment of the personal assets of a trading advisor’s principals and key personnel to the FuturesAccess Fund; (x) the diversification potential of including the FuturesAccess Fund together with the other FuturesAccess Funds in the Fund’s portfolio; and (xi) the sophistication and depth of resources committed to ongoing research effort.

MLAI is limited in its trading advisor selections to the FuturesAccess Funds.  There are currently only a limited number of FuturesAccess Funds available for investment by the Fund.

MLAI determines the target allocations and relative weightings among the FuturesAccess Funds selected for the Fund’s portfolio.  MLAI makes allocation decisions based on a combination of factors, with emphasis on MLAI’s assessment of the long-term return and risk forecasts of the various Portfolio Funds.  The relative allocation of Fund capital among the Portfolio Funds will vary over time due to target allocation levels, market appreciation/depreciation and other factors.  In addition to assigning target allocations, MLAI may establish an allocation range for certain or all Portfolio Funds, which affects when, and the manner in which, MLAI rebalances the Fund’s portfolio.

MLAI periodically reviews Portfolio Fund performance as well as changes in market conditions to determine whether to terminate existing or to add new Portfolio Funds, and/or to adjust its target allocations and relative weightings among the existing Portfolio Funds.

There can be no assurance as to which factors MLAI may consider in making capital allocations for the Fund, or as to which allocations MLAI may make.

During the fiscal year ended December 31, 2011, MLAI did not terminate any of the Trading Advisors.

Portfolio Funds and Trading Advisors

(a) The Fund currently invests in the following underlying Portfolio Funds which are advised, respectively, by the Trading Advisors as indicated below:

Portfolio Funds	Trading Advisors

Altis FuturesAccess LLC	Altis Partners (Jersey) Limited
(the “Altis Fund”)	(“Altis”)
Aspect FuturesAccess LLC	Aspect Capital Limited*
(the “Aspect Fund”)	(“Aspect”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited
(the “Winton Fund”)	(“Winton”)
John Locke FuturesAccess LLC	John Locke Investments SA
(the “John Locke Fund”)	(“John Locke”)
ML BlueTrend FuturesAccess LLC	BlueCrest Capital Management, L.P.*
(the “BlueTrend Fund”)	(“BlueTrend”)
Tudor Tensor FuturesAccess LLC	Tudor Investment Corporation
(the “Tudor Fund”)	(“Tudor”)

* This Trading Advisor is registered under the Investment Advisers Act of 1940.

(b) The allocation percentages of the Fund’s investment in the underlying Portfolio Funds as of December 31, 2011 is as follows:

Altis FuturesAccess LLC	12.28%
Aspect FuturesAccess LLC	9.44%
ML Transtrend FuturesAccess LLC	17.00%
ML Winton FuturesAccess LLC	17.00%
John Locke FuturesAccess LLC	13.22%
ML Bluetrend FuturesAccess LLC	18.78%
Tudor Tensor FuturesAccess LLC.	12.28%

(c) Each of the Portfolio Funds is managed by MLAI.  Each Trading Advisor has entered into an advisory agreement with the relevant Portfolio Fund and MLAI.  After the initial term of an advisory agreement, the advisory agreement generally will be automatically renewed for successive periods, on the same terms, unless terminated at any time by either the Trading Advisor or the Portfolio Fund upon written notice to the other party.  In addition, the advisory agreements may be terminated at any time upon the occurrence of certain events, such as the aggregate capitalization of a Portfolio Fund falling below a specified level or as a result of a material breach of an advisory agreement by any of the parties.  An advisory agreement will also terminate immediately if the applicable Portfolio Fund is terminated and dissolved as determined by MLAI.  The trading strategies and investment objectives of each of the Portfolio Funds are outlined in “Portfolio Funds’ Trading Programs,” below.

Portfolio Funds’ Trading Programs

Portfolio Funds

Altis Fund

Altis trades its Global Futures Portfolio for the Altis Fund (the “Altis Trading Program”).  Altis engages primarily in the management of futures, futures on options and foreign exchange (“F/X”) trading. Typically, the Altis Trading Program participates in over 140 worldwide futures markets over multiple maturities.  The Altis Program is a systematic, automated trading program that builds on the market experience of Altis’ principals and employs an asset allocator.  The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system.  Investment changes are implemented after considering their effect on the whole portfolio, not just the individual markets concerned.

The Altis Trading Program is designed to give investors participation in broad sectors of the world economy.  Altis trades in financial and commodity markets worldwide.  Types of instruments traded include, but are not limited to, energies, metals, grains and livestock.  Altis will also trade commodity indices, stock indices, currencies, F/X and other related futures and/or option contracts.

Aspect Fund

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”)  The Aspect the Trading Program applies a fully systematic and broadly diversified global trading system, which employs multiple trading strategies that, primarily through the use of listed futures and foreign exchange (“F/X”) derivative contracts, seek to identify and exploit directional moves in market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, the aim is to achieve long-term diversification.

The Aspect Trading Program employs a fully automated system to collect, process and analyze market data, including current and historical price data, and identify and exploit directional moves in market behavior.  The Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

Generally, the Aspect Trading Program maintains positions in the majority of traded markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

The core objectives of the Aspect Trading Program are to:  produce strong medium-term capital growth; seek and exploit profit opportunities in both rising and falling markets using a quantitative and systematic investment process seek long-term diversification away from overall movements in traditional bond and stock markets; and minimize risk by operating in a diverse range of markets and sectors using an investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including, but not limited to, market correlation, volatility, liquidity and the cost of market access.

The Aspect Trading Program is not applied by Aspect with any pre-determined preference for any market.  Rather, allocations to strategies and individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of trading.  Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation.  These allocations are subject to regular review and may change from time to time at Aspect’s discretion.

A fundamental principle of Aspect’s investment approach is the importance of a risk management framework.  Aspect’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that intervention may be in the best interests of its clients.  In terms of the second stream, Aspect has an Operational Risk Committee which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

BlueTrend Fund

BlueCrest trades its BlueTrend Program for the BlueTrend Fund (the “BlueTrend Trading Program”).  The BlueTrend Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  BlueCrest aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards.  Typically, the BlueTrend Fund trades daily futures across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities on the principal futures exchanges in the United States, the United Kingdom, Asia, Japan and Europe.

The BlueTrend Trading Program seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development.  The BlueTrend Trading Program’s systematic research team combines research, model development, implementation and execution functions.  The BlueTrend Fund’s portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

The trading strategy utilized by the BlueTrend Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

John Locke Fund

John Locke trades its JLI Program (the “John Locke Trading Program”) for the John Locke Fund. The John Locke Trading Program’s investment objective is to achieve substantial long-term capital appreciation while offering an efficient diversified investment vehicle trading in futures contracts and forward markets as an alternative to traditional assets such as bonds, equities or real estate.

Within a risk management policy, the investment program will get long, short or neutral exposure to the main world markets by systematically trading a large portfolio of futures contracts and forward markets.  Investment decisions are purely technical and involve tick-by-tick and daily market data processing.  Risk control tools such as real-time Value  At Risk (“VaR”) evaluation will allow a secure use of leverage.

John Locke’s investment process is a disciplined investment approach based on the systematic application of computerized trading strategies, qualified within a quantified risk management framework.  The strategies are purely technical, based on in-depth analysis of market price movements.

The John Locke Trading Program seeks to minimize volatility and reduce risk by diversifying the portfolio to avoid significant concentration within any one security or industry group.

In managing the John Locke Trading Program, John Locke employs systematic application of computerized trading strategies within a quantified risk management framework.  Typically, the investment objective is pursued through a portfolio of more than 70 markets.

While commodity trading can rely on either fundamental or technical analysis, or a mix of both, John Locke’s strategies are purely technical.  These strategies are based on historical data analysis of a given market’s price movements.

In order to seek to optimize the risk/return ratio, the strategies implemented make use of a multidimensional diversification approach.  Under this approach, a variety of commodity interests, futures and other financial instruments are employed in the primary economic sectors in markets located across broad geographic zones.

The John Locke Trading Program primarily invests in the following instrument types: currencies, fixed income instruments, stock indices, energy metals, grains, and other soft commodities.  The John Locke Trading Program invests in market, located in North America, Europe and Asia.

A principal risk involved in trading a market is the volatility of that market.  The John Locke Trading Program seeks to balance the long-term volatility of the overall portfolio by defining for each asset class a maximum number of contracts in which the John Locke Trading Program can be exposed.  The John Locke Trading Program seeks to balance local volatility by adjusting current position sizes and using associated stop-loss orders.  The John Locke Trading Program seeks to protect against catastrophic loss by employing VaR analysis by sector and capping the sector position size accordingly.

Transtrend Fund

Transtrend trades its Diversified Trend Program (the “Transtrend Trading Program”) for the Transtrend Fund..

The Transtrend Trading Program, trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on regulated markets, such as exchanges, and/or over-the-counter (“OTC”) markets.  The instruments that Transtrend trades may also include other derivative, margined instruments, traded on regulated and/or OTC markets.  The Transtrend Trading Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

The applied principles of risk management play a dominant role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Transtrend Trading Program is essentially based on quantitative analysis of signaled price behavior of instruments traded and therefore not on fundamental analysis.  The Transtrend Trading Program is systematic by nature and requires a consistent application.  Discretionary inputs are not essential to the effectiveness of the program.

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In all trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations of instruments.

While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on the performance of the Fund.

The Transtrend Trading Program may hold positions in different instruments with one or more trading systems.  The simultaneous application of diverging trading systems, each with a positive profit expectancy over the course of time, can contribute to a different timing of both purchase and sale transactions, thus enhancing smoother performance characteristics when compared to a single trading system.  However, the profitability of trading systems, individually or in combination, cannot be guaranteed and the Fund may incur substantial losses.

The Transtrend Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  Transtrend will trade the Trading Program - Enhanced Risk Profile (USD) on behalf of the Portfolio Fund.  The Transtrend Trading Program can at any time be net long, short or neutral in any given market

Once the acceptable portfolio components have been defined for an account, Transtrend determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re-computed from time to time.  Correlation analysis contributes to the estimation of the risk to the portfolio of trends of particular instruments reversing at the same time.

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Transtrend Trading Program and because of observed changes in price behavior, correlation and market liquidity.

The risk-estimate used by Transtrend is trade-based and takes volatility into account.  This implies an internal risk evaluation by the applied trading systems, which may lead to adjustments of position sizes during the lifetime of a position.  The initial risk evaluation determines the position size at the time of entry.  Signaled price behavior may lead to a gradual addition to or reduction of the initial position.  Significantly adverse price behavior may lead to a partial or full exit for all or a portion of the position, as applicable.  Transtrend reserves the right to temporarily reduce individual or overall position sizes under extreme market conditions of any kind.  These extreme conditions may be real or perceived.  It is possible that such reductions, which have the sole intention of reducing risk, will reduce the profitability which could have been achieved otherwise.

The entry/exit tools used by Transtrend may contain both proprietary trend-following and contra-trend elements and include techniques of dynamic profit targets and dynamic stop levels for individual trades.  The trading systems act at specific times or time intervals and upon specific price levels during a market session or during the day.

Tudor Fund

Tudor trades a customized version of the Tudor Tensor Strategy (the “Tudor Trading Program”) for the Tudor Fund.  The principal investment objective of the Tudor Trading Program is to seek capital appreciation through global quantitative trading in the fixed income, currency, commodity and equity asset classes.  Instruments traded in these classes include exchange traded futures contracts and OTC currencies.  Additional instruments may be traded by the Tudor Trading Program at any time.  Tudor seeks to achieve the investment objective by directing the Tudor Trading Program’s trading and investment on U.S. and non-U.S. exchanges and markets, including emerging markets.

Tudor deploys quantitative strategies based on computerized mathematical and computational models, referred to as “trading systems” in this discussion, that produce automated computer-generated signals to trade on a worldwide basis, both long and short, in the fixed income, currency, commodity and equity asset classes through exchange-traded futures contracts and over-the-counter currencies.

Tudor uses its discretion in portfolio management decisions relating to timing of the commencement of trading, determining which trading strategies and trading systems warrant participation in the Tudor Trading Program, allocating assets among trading strategies and trading systems, adding and removing trading strategies or trading systems, executing trades, establishing and liquidating positions, de-leveraging and re-leveraging trading strategies or trading systems, determining the Tudor Trading Program’s leverage, and hedging and other risk management decisions.  In addition, Tudor may, in its sole discretion, override computer-generated trading signals in the event of extraordinary market conditions or market dislocations.

The Tudor Trading Program strategy employs both technical and fundamental trading systems.

Technical trading systems involve the analysis of technical factors and historical trading patterns as a way to predict future price movements.  Technical factors may be derived from daily or intraday price data.  Monthly price fluctuations, volume variations, market volatility and changes in open interest may also generate technical inputs or be used to size positions generated by other indicators.  Technical trading systems may be based on fundamental foundations but use only price inputs.  The Trading Program’s technical strategies may include trend following, pattern recognition, and diversified short-term trading systems.

Fundamental trading systems rely on factors external to markets to generate trades.  These factors may include interest rates earnings, price to book, gross domestic product and industrial production.  Fundamental trading systems may also contain some technical inputs.  The Tudor Trading Program’s fundamental strategies may include global relative value and diversified short-term trading systems.

The Tudor Trading Program is subject to market and credit risk in connection with the Tudor Trading Program’s trading activities.  Tudor takes an active role in managing the Tudor Trading Program’s market risks.  Tudor reviews the Tudor Trading Program’s largest exposures and sensitivities to certain market stress scenarios at the individual risk factor level and at various levels of aggregation, and Tudor also performs stress tests on the Tudor Trading Program’s positions in the aggregate.

Winton Fund

Winton trades its Diversified Program (the “Winton Trading Program”) for the Winton Fund.  The investment objective of the Winton Trading Program is to achieve long-term capital appreciation through compound growth.  Winton seeks to achieve this goal by pursuing a diversified trading scheme that does not necessarily rely upon favorable conditions in any particular market, or on market direction.

The Winton Trading Program employs a computer-based system to engage in speculative trading, typically in over 100 international futures, options and forwards markets, as well as certain OTC instruments, which may include, foreign exchange and interest rate forward contracts and swaps.

The Winton Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based upon the instructions generated by the Winton Computer Trading System (the “Winton Trading System”).  The Winton Trading Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple models.  The Winton Trading Program seeks to allocate for maximum diversification.

The Winton Trading Program can be thought of as more “technical” than “fundamental” in nature.  The term “technical analysis” is generally used to refer to analysis based on data intrinsic to a market, such as price and volume.  It is often contrasted with “fundamental analysis” which relies upon analysis of factors external to a market, such as crop conditions, the weather or supply and demand.

The Winton Trading Program relates the probability of the size and direction of future price movements with certain indicators derived from past price movements to produce algorithms that characterize the degree of trending of each market at any point in time.

In addition to its trend-following models, the Winton Trading Program contains certain “non-directional” models that derive their forecasts from factors often excluded by technical analysis.  In these quantitative systems, the primary input is likely to be information about the yield curve or an economic variable rather than market price.  These models work in the same way as those based on technical analysis, except that they use a different set of forecasting variables.

While discretionary inputs are generally not essential to the effectiveness of a “systematic” trading model, it is nonetheless important to recognize that given the often rapid and unpredictable nature of some market events, not every decision to change the Winton Trading System can be conceived as entirely “systematic” and some may be more “discretionary” in nature.  Examples of discretionary actions might include decreasing the margin-to-equity ratio, liquidating all positions in certain markets or declining to execute an order generated by the Winton Trading System.  This discretionary decision-making would normally only be taken in order to reduce risk and would generally be temporary in nature.  These acts may not enhance the performance of the Winton Trading Program over what might have otherwise been achieved without the exercise of such discretion.

The management of risk is an integral part of the Winton Trading System.  Winton’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Market Sectors

The respective Trading Advisors of the Portfolio Funds apply their proprietary systems to a broadly-diversified portfolio of futures and forward markets.

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

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Portfolio Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Portfolio Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

{Sidley Comment:  For MLAI’s consideration, set forth below are revised “Custody of Assets” and “Cash Management and Interest” paragraphs based on the more recent FuturesAccess Disclosure Document and Form 10.  If MLAI decides to use any of these provision, please review and revise as applicable.}

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Portfolio Fund’s futures clearing broker.  MLPF&S is a BAC affiliate.  Certain of the Portfolio Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer Portfolio Funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market Portfolio Funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by Merill Lynch International Bank Ltd. (“MLIB”) as F/X prime broker and counterparty, are typically not segregated.  MLIB is a BAC affiliate.

The bank accounts in which MLPF&S deposits Portfolio Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC.  MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Portfolio Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Portfolio Fund’s assets, including as prime brokers.

Cash Management and Interest

The Portfolio Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Portfolio Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Portfolio Fund does not earn interest income on, the Portfolio Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Portfolio Fund’s cash may be greater than, less than or equal to the Portfolio Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Portfolio Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal Portfolio Funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal Portfolio Funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Portfolio Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Portfolio Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Portfolio Fund, may lend certain currencies to, and borrow certain currencies from the Portfolio Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,518,474	0.15%	$1,451,397	0.19%	$1,066,617	0.14%
Sponsor fees	20,592,497	2.04%	18,769,349	2.43%	14,993,578	1.94%
Total	$22,110,971	2.19%	$20,220,746	2.62%	$16,060,195	2.08%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Portfolio Funds on their forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Portfolio Funds’ U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Portfolio Fund rather than a distinct expense item separable from the Portfolio Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Portfolio Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

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

The Fund’s average month-end Net Asset Values during 2011, 2010, and 2009 equaled $1,008,658,737, $931,310,433 and $772,699,779, respectively.

During 2011, the Fund earned $187 in interest income, or approximately 0.0000% of the Fund’s average month-end Net Asset Values . During 2010, the Fund earned $3,003 in interest income, or approximately 0.0003 % of the Fund’s average month-end Net Asset Values. During 2009, the Fund earned $100,827 in interest income, or approximately 0.012 % of the Fund’s average month-end Net Asset Values .

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Portfolio Funds’ U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125% of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units (including the monthly interest credit and before reduction for accrued month end redemptions, distributions, brokerage commissions, sponsor fees, management fees in each case as of the month of determination. Class D, Class D1, Class DA and Class M Units do not pay Sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class D1, Class DA and Class M Units are not subject to any sales commission. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on the BAC managed accounts in which the Class M Units are held.

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

The aggregate brokerage commissions charges should equal approximately 0.50% per annum of each of the Portfolio Funds’ average month-end asset. No brokerage commission is charged to investors at the Fund level, although brokerage commissions are charged at the Portfolio Funds’ level to these parties, including the Fund, invested directly in the Portfolio Funds, and investors in the Fund will be indirectly subject to their pro rata share of such fees based on the investment of the Fund in such underlying Portfolio Funds.

Portfolio Funds Advisors and MLAI	Management fees

A flat monthly charge of 0.1667 of 1% of the Portfolio Funds’ month-end assets (a 2% annual rate). MLAI receives certain percentage of the management fees paid by the Portfolio Funds’ from the trading advisors.

Portfolio Funds Advisors and MLAI	Annual performance fees

Portfolio Funds receive 20% to 25% of their New Trading Profits, as performance fees. For certain Portfolio Funds MLAI receives 25% of the 20% or 25% performance fee. “New Trading Profits” equal any increase in the Net Asset Value of the Portfolio Fund, prior to reduction for any accrued performance fee or sponsor fees to MLAI, as of the current performance fee calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Portfolio Fund.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Portfolio Funds Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by each of the Portfolio Fund’s respective Trading Advisors will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Portfolio Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts may become subject to governmental regulation, see Item 1A “Risk Factors—F/X Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor will perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisors may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisors can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of a Trading Advisor’s Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisors’ strategies performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisors may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisors may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisors’ strategies may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders’ having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisors may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisors may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisors’ personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisors may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisors will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

A Trading Advisor may use derivative instruments in implementing its Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Portfolio Funds’ investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Portfolio Funds may trade currencies in the F/X Markets, in addition to their trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Portfolio Funds are also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Fund to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Fund’s potential currency forward counterparties could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Trading in Options

The Trading Advisors may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisors may engage in exchange of futures for physical (“EFP”) transactions.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisors may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While a Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts, swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts’ becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not have agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets or that is committed to any particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Use of Multiple Trading Advisors

Although the Trading Advisors generally trade in liquid futures markets, they each trade independently of each other and may place orders that “compete” with each other for execution or that cause the Fund, through its investment in the Portfolio Funds, indirectly to hold positions that offset each other.  In these cases the Fund would indirectly incur commissions and fees without the potential for a trading profit.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage investors in certain circumstances.

Trade Execution Risk

The Trading Advisors may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of such Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Portfolio Funds may become illiquid, preventing a Trading Advisor from acquiring positions otherwise indicated by its Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by each Trading Advisor are combined for purposes of calculating position limits.  A Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement its Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Fund’s case, if this aggregation is required, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing its trading program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisors may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisors limited their trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as F/X prime broker and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Fund might recover, even in respect of “customer funds” specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Fund, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Fund makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent a Trading Advisor trades in offshore OTC markets, the Fund is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If a party holds Fund assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Fund would be a general creditor of that party even in respect of property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisors use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisors maintain the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisors.  Trades for the Portfolio Funds may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisors trade on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisors trade.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Fund may trade, to be cleared.  This may subject the Fund, the Trading Advisors, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisors might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”).  “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Fund’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Fund.

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

Item 4:  Mine Safety Disclosures

Not applicable.

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

(b)           Holders:

As of December 31, 2011, there were 10,874 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$6,020,020	4,807,171	$1.2523
Feb-11	2,081,630	1,687,854	1.2333
Mar-11	3,967,482	3,162,348	1.2546
Apr-11	5,490,727	4,523,585	1.2138
May-11	3,944,634	3,142,133	1.2554
Jun-11	7,735,677	6,468,498	1.1959
Jul-11	3,300,769	2,851,390	1.1576
Aug-11	3,579,447	2,985,858	1.1988
Sep-11	2,621,883	2,206,044	1.1885
Oct-11	1,833,958	1,550,916	1.1825
Nov-11	1,511,758	1,340,092	1.1281
Dec-11	1,623,482	1,436,075	1.1305
Jan-12	619,671	541,103	1.1452
Feb-12	689,320	600,453	1.1480

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$14,214,345	11,267,812	$1.2615
Feb-11	14,904,609	12,007,258	1.2413
Mar-11	20,393,724	16,163,688	1.2617
Apr-11	16,574,435	13,590,058	1.2196
May-11	13,638,095	10,820,450	1.2604
Jun-11	12,423,689	10,355,663	1.1997
Jul-11	10,144,855	8,744,057	1.1602
Aug-11	5,451,400	4,540,941	1.2005
Sep-11	6,333,873	5,326,163	1.1892
Oct-11	3,424,508	2,896,725	1.1822
Nov-11	7,849,586	6,965,646	1.1269
Dec-11	7,331,956	6,498,232	1.1283
Jan-12	2,910,402	2,548,290	1.1421
Feb-12	3,476,984	3,039,587	1.1439

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$1,349,999	912,840	$1.4789
Feb-11	999,999	685,729	1.4583
Mar-11	6,299,998	4,241,281	1.4854
Apr-11	—	—	1.4388
May-11	—	—	1.4900
Jun-11	83,999	59,104	1.4212
Jul-11	699,999	508,240	1.3773
Aug-11	688,999	482,459	1.4281
Sep-11	—	—	1.4176
Oct-11	—	—	1.4123
Nov-11	—	—	1.3490
Dec-11	—	—	1.3535
Jan-12	—	—	1.3729
Feb-12	1,500,000	1,088,534	1.3780

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$664,870	501,221	$1.3265
Feb-11	580,495	444,211	1.3068
Mar-11	1,825,734	1,372,939	1.3298
Apr-11	555,810	431,865	1.2870
May-11	932,294	700,183	1.3315
Jun-11	2,602,669	2,051,284	1.2688
Jul-11	1,101,972	896,933	1.2286
Aug-11	373,997	293,861	1.2727
Sep-11	286,873	227,280	1.2622
Oct-11	119,745	95,316	1.2563
Nov-11	213,726	178,268	1.1989
Dec-11	298,499	248,377	1.2018
Jan-12	9,999	8,210	1.2179
Feb-12	154,996	126,911	1.2213

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.3199
Feb-11	711,112	546,379	1.3015
Mar-11	—	—	1.3257
Apr-11	—	—	1.2841
May-11	—	—	1.3298
Jun-11	—	—	1.2684
Jul-11	—	—	1.2292
Aug-11	—	—	1.2746
Sep-11	—	—	1.2652
Oct-11	—	—	1.2604
Nov-11	—	—	1.2040
Dec-11	—	—	1.2080
Jan-12	—	—	1.2253
Feb-12	—	—	1.2298

CLASS M

Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$—
Feb-11	—	—	—
Mar-11	—	—	—
Apr-11	—	—	—
May-11	—	—	—
Jun-11	—	—	—
Jul-11	—	—	—
Aug-11	—	—	—
Sep-11	—	—	—
Oct-11	—	—	—
Nov-11	—	—	—
Dec-11	150,000	150,000	1.0000
Jan-12	409,999	404,219	1.0143
Feb-12	—	—	1.0180

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:  Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (Commencement of operations) to December 31, 2007

Trading profit (loss)
Realized, net	$15,968,361	$16,360,846	$(4,551,852)	$9,202,478	$(560,037)
Change in unrealized, net	(92,022,075)	92,218,885	(57,300,048)	71,910,257	14,550,075
Total trading profit (loss)	(76,053,714)	108,579,731	(61,851,900)	81,112,735	13,990,038

INVESTMENT INCOME:
Interest	187	3,003	100,827	97,972	3,827

EXPENSES:
Sponsor fees	20,592,497	18,769,349	14,993,578	6,953,728	485,354
Other	1,518,474	1,451,397	1,066,617	651,887	504,521
Total Expenses	22,110,971	20,220,746	16,060,195	7,605,615	989,875

NET INVESTMENT INCOME (LOSS)	(22,110,784)	(20,217,743)	(15,959,368)	(7,507,643)	(986,048)

NET INCOME (LOSS)	$(98,164,498)	$88,361,988	$(77,811,268)	$73,605,092	$13,003,990

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$909,115,762	$1,027,411,886	$868,301,244	$678,698,088	$120,224,077
Net Asset Value per Class A Unit	1.1452	1.2523	1.1397	1.2561	1.0273
Net Asset Value per Class C Unit	1.1421	1.2615	1.1596	1.2908	1.0664
Net Asset Value per Class D Unit	1.3729	1.4789	1.3259	1.4379	1.1571
Net Asset Value per Class I Unit	1.2179	1.3265	1.2024	1.3197	1.0752
Net Asset Value per Class D1 Unit	1.2253	1.3199	1.1833	1.2847	1.0350
Net Asset Value per Class DA Unit	—	—	—	1.0282	—
Net Asset Value per Class M Unit	1.0143	—	—	—	—

See notes to financial statements

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9588	$0.9090	$0.9705	$1.0272	$1.0093	$1.0278
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220	$1.1807	$1.2232	$1.2561
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601	$1.1456	$1.1597	$1.1737	$1.1342	$1.1797	$1.1397
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423	$1.1244	$1.1654	$1.1926	$1.2352	$1.1991	$1.2523
2011	$1.2333	$1.2546	$1.2138	$1.2554	$1.1959	$1.1576	$1.1988	$1.1885	$1.1825	$1.1281	$1.1305	$1.1452

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0432	$0.9993	$0.9467	$1.0099	$1.0680	$1.0486	$1.0668
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559	$1.2154	$1.2581	$1.2909
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863	$1.1705	$1.1839	$1.1972	$1.1559	$1.2012	$1.1596
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564	$1.1374	$1.1779	$1.2043	$1.2463	$1.2089	$1.2615
2011	$1.2413	$1.2617	$1.2196	$1.2604	$1.1997	$1.1602	$1.2005	$1.1892	$1.1822	$1.1269	$1.1283	$1.1421

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916	$1.1569	$1.1381	$1.1603
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810	$1.3497	$1.4001	$1.4396
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395	$1.3244	$1.3424	$1.3603	$1.3161	$1.3706	$1.3259
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389	$1.3196	$1.3694	$1.4031	$1.4551	$1.4143	$1.4789
2011	$1.4583	$1.4854	$1.4388	$1.4900	$1.4212	$1.3773	$1.4281	$1.4176	$1.4123	$1.3490	$1.3535	$1.3729

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0444	$1.0017	$0.9500	$1.0146	$1.0743	$1.0559	$1.0756
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777	$1.2397	$1.2848	$1.3199
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214	$1.2066	$1.2219	$1.2370	$1.1957	$1.2440	$1.2024
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075	$1.1890	$1.2328	$1.2619	$1.3075	$1.2696	$1.3265
2011	$1.3068	$1.3298	$1.2870	$1.3315	$1.2688	$1.2286	$1.2727	$1.2622	$1.2563	$1.1989	$1.2018	$1.2179

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9600	$0.9113	$0.9741	$1.0324	$1.0157	$1.0356
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432	$1.2045	$1.2495	$1.2848
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955	$1.1820	$1.1981	$1.2141	$1.1746	$1.2233	$1.1833
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949	$1.1777	$1.2222	$1.2522	$1.2986	$1.2623	$1.3199
2011	$1.3015	$1.3257	$1.2841	$1.3298	$1.2684	$1.2292	$1.2746	$1.2652	$1.2604	$1.2040	$1.2080	$1.2253

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0282
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568	$0.9460	$0.9588	$0.9716	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0143

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $224,206,956

Current Capitalization:   $135,614,804

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (12.13)%  (January 2009 - December 2011)

Net Asset Value per Unit for Class A, December 31, 2011:   $1.1452

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.52)%	(3.17)%	.70%	1.34%	—
February	1.73	1.07	0.09	10.48	—
March	(3.25)	4.77	(3.22)	(2.29)	—
April	3.43	1.19	(2.92)	(0.54)	—
May	(4.74)	(3.20)	1.13	3.70	—
June	(3.21)	(0.21)	(2.19)	4.89	—
July	3.56	(1.57)	(1.25)	(6.58)	(4.12)%
August	(0.86)	3.65	1.23	(2.54)	(5.19)
September	(0.50)	2.33	1.21	1.31	6.76
October	(4.60)	3.57	(3.37)	5.23	5.85
November	0.21	(2.92)	4.01	3.60	(1.74)
December	1.31	4.44	(3.39)	2.69	1.83

Compound Annual Rate of Return	(8.55)%	9.88%	(9.27)%	22.21%	2.78%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 14.52%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $989,759,656

Current Capitalization:   $617,955,947

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (13.08)%  (January 2009- December 2011)

Net Asset Value per Unit for Class C, December 31, 2011:   $1.1421

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.60)%	(3.24)%	(.79)%	1.27%	—
February	1.64	0.97	0.01	10.40	—
March	(3.33)	4.69	(3.30)	(2.38)	—
April	3.34	1.10	(3.00)	(0.62)	—
May	(4.82)	(3.28)	1.04	3.61	—
June	(3.29)	(0.29)	(2.27)	4.80	4.32%
July	3.47	(1.64)	(1.33)	(6.66)	(4.20)
August	(0.94)	3.56	1.14	(2.62)	(5.27)
September	(0.58)	2.24	1.12	1.22	6.67
October	(4.68)	3.49	(3.45)	5.15	5.76
November	0.12	(3.00)	3.92	3.51	(1.82)
December	1.22	4.35	(3.46)	2.61	1.74

Compound Annual Rate of Return	(9.46)%	8.79%	(10.17)%	21.00%	6.68%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 14.21%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $170,409,513

Current Capitalization:   $45,258,041

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.70)%  (January 2009-October 2010)

Net Asset Value per Unit for Class D, December 31, 2011:   $1.3729

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.39)%	(3.05)%	(.58)%	1.47%	—
February	1.86	1.19	0.22	10.63	—
March	(3.13)	4.90	(3.10)	(2.18)	—
April	3.56	1.32	(2.80)	(0.41)	3.43%
May	(4.62)	(3.07)	1.26	3.83	3.64
June	(3.09)	(0.08)	(2.08)	5.02	4.54
July	3.69	(1.44)	(1.13)	(6.46)	(4.00)
August	(0.74)	3.77	1.36	(2.42)	(5.07)
September	(0.38)	2.46	1.33	1.43	6.90
October	(4.48)	3.71	(3.25)	5.36	5.98
November	0.33	(2.80)	4.14	3.73	(1.62)
December	1.43	4.57	(3.26)	2.82	1.96

Compound Annual Rate of Return	(7.17)%	11.54%	(7.90)%	24.06%	16.04%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 37.29%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $147,591,300

Current Capitalization:   $85,127,204

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (11.74)%  ( January 2009-December 2010)

Net Asset Value per Unit for Class I, December 31, 2011:  $1.2179

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.48)%	(3.14)%	(0.67)%	1.39%	—
February	1.76	1.09	0.12	10.52	—
March	(3.22)	4.81	(3.18)	(2.27)	—
April	3.46	1.23	(2.89)	(0.51)	—
May	(4.71)	(3.17)	1.16	3.74	—
June	(3.18)	(0.17)	(2.16)	4.93	4.44%
July	3.59	(1.53)	(1.21)	(6.55)	(4.09)
August	(0.83)	3.68	1.27	(2.50)	(5.16)
September	(0.47)	2.36	1.24	1.33	6.80
October	(4.57)	3.61	(3.34)	5.26	5.88
November	0.24	(2.89)	4.05	3.65	(1.71)
December	1.34	4.47	(3.35)	2.72	1.86

Compound Annual Rate of Return	(8.18)%	10.32%	(8.90)%	22.71%	7.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 21.79%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $54,534,373

Current Capitalization:   $25,007,612

Worst Monthly Drawdown(2):  (6.46)% ( July 2008)

Worst Peak-to-Valley Drawdown(3):  (10.69)%  (January 2009-October 2010)

Net Asset Value per Unit for Class D1, December 31, 2011:   $1.2253

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(1.39)%	(3.04)%	(.58)%	1.47%	—
February	1.86	1.19	0.21	10.62	—
March	(3.13)	4.90	(3.10)	(2.18)	—
April	3.56	1.32	(2.79)	(0.41)	—
May	(4.62)	(3.08)	1.25	3.83	—
June	(3.09)	(0.08)	(2.07)	5.02	—
July	3.69	(1.44)	(1.13)	(6.46)	(4.00)
August	(0.74)	3.78	1.36	(2.42)	(5.07)
September	(0.38)	2.45	1.34	1.43	6.90
October	(4.48)	3.71	(3.25)	5.36	5.98
November	0.33	(2.80)	4.15	3.74	(1.62)
December	1.43	4.56	(3.27)	2.83	1.96

Compound Annual Rate of Return	(7.17)%	11.54%	(7.90)%	24.07%	3.56%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 22.53%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS DA UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2008

Aggregate Subscriptions:    $56,445,187

Current Capitalization:   $ 0

Worst Monthly Drawdown(2): (3.09)% ( March 2009)

Worst Peak-to-Valley Drawdown(3):  (7.99)%  (Jan 2009 - September 2009)

Net Asset Value per Unit for Class DA, December 31, 2011:  $0

Monthly Rates of Return (4)

Month	2009	2008
January	(0.58)%	—
February	0.22	—
March	(3.09)	—
April	(2.80)	—
May	1.25	—
June	(2.07)	—
July	(1.13)	—
August	1.35	—
September	1.34	—
October	—	—
November	—	—
December	—	2.82%

Compound Annual Rate of Return	(5.50)%	2.82%

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

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2011

Aggregate Subscriptions:    $150,000

Current Capitalization:   $152,151

Worst Monthly Drawdown(2):  N/A

Worst Peak-to-Valley Drawdown(3):  N/A

Net Asset Value per Unit for Class M, December 31, 2011:  $1.0143

Monthly Rates of Return (4)

Month	2011
January	—
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	—
December	1.43%

Compound Annual Rate of Return	1.43%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since December 1, 2011 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since December 1, 2011 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 1.43%.

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

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund.

December 31, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$(770,088)	-3.34%
Currencies	5,710,760	24.76%
Energy	5,878,398	25.49%
Interest rates	12,468,005	54.07%
Metals	(711,956)	-3.09%
Stock indices	485,937	2.11%

Total	$23,061,056	100.00%

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

December 31, 2011

Total Trading
Year ended December 31, 2011	Profit (Loss)
Transtrend	$(19,424,860)
Altis	(44,402,871)
Winton	9,917,494
Aspect	5,314,184
John Locke	(11,808,229)
BlueTrend	(2,353,478)
Tudor	(13,295,954)

$(76,053,714)

The Fund experienced a net trading loss for the year ended December 31, 2011of $76,053,714.

Overall, the quarter started poorly in January, the Portfolio Funds were profitable in February only to give it all back and then some in March. Coming into the first quarter, the Portfolio Funds were generally positioned for a rally in equities and commodities. Additionally, a short U.S. dollar bias was highly prevalent in the portfolio. The majority of the Portfolio Funds had reduced their exposure to fixed income positions going into the year, with smaller allocations remaining on the long side. In January, managed futures strategies generally suffered from a rally in the U.S. dollar and a substantial retracement in gold. In February, this positioning was able to generate positive performance when long positions in equities and energy rallied. However, while February’s gains offset January’s losses to a large extent, it was not enough to carry the strategy for the quarter. March was characterized by volatile trading conditions across several markets, creating losses for the month and putting Systematic Momentum in negative territory for the year. During March, most trend-following strategies were whipsawed by the sharp selloffs following the earthquake and tsunami in Japan and the sharp rebounds in the weeks afterwards. As a result, losses in agricultural commodities as well as global equity indices offset any gains from energy and currency positions. While it was generally a challenging first quarter for Fund as a whole, the individual Portfolio Fund returns varied. Five managers had negative returns while only two ended the quarter with positive performance. For the most part, the Portfolio Funds that used higher leverage and a shorter-term time frame tended to underperform. Shorter-term trading strategies found market conditions in March especially problematic since they were the first to react to downward moves in most markets by closing out of long positions. When markets rebounded later in the month, many of these programs did not generate buy signals soon enough to capture the rally. Conversely, longer-term strategies retained their positions and benefited from the subsequent rally in equities and some commodities. The best performing Portfolio Fund over the first three months was BlueTrend. While the Portfolio Fund encountered many of same difficulties as others in the quarter, BlueTrend did a better job of capturing the upside in energy. The lagging performer in the portfolio was Altis which incurred losses primarily due to poor positioning in the currency and energy markets. Altis operates with a higher volatility target than other constituent programs so it was not unexpected that the Portfolio Fund generated higher losses in a difficult trading environment.

During the second quarter, the Portfolio Funds were focused on equity, commodity, and foreign exchange markets while fixed income exposure was generally limited. Long positions in commodities and equity indices in addition to short positions in the U.S. dollar were common themes across the portfolio. This positioning proved profitable in the first month of the quarter. With equities and commodities rallying and the U.S. dollar depreciating, profits were posted to the Fund in April, erasing its losses from the first quarter. However, April’s gains were swiftly retracted as the same positioning that produced profits in April led to losses for the remainder of the quarter. The Portfolio Funds suffered losses in long equity and short U.S. dollar positions as these markets endured sharp reversals. Significant pullbacks in commodities, particularly in the energy, agricultural, and the precious metal sectors also made for a difficult quarter. While managed futures managers typically adapt their exposures to changing market dynamics, severe and abrupt market reversals can be rather problematic as there is insufficient time for managers to adjust their portfolios. The second quarter was one of those challenging environments. In fact, May and June ranked among the worst 15 months for the Dow Jones-Credit Suisse AllHedge Managed Futures Index since January 2005.  In addition to being a difficult period for the strategy as a whole, the second quarter proved to be a challenging environment for all of the Portfolio Funds in the Fund. For the second quarter, the Portfolio Funds posted losses for the Fund. As a result, only one of the Portfolio Funds in the portfolio remains in positive territory for the year. For the most part, longer-term programs and the Portfolio Funds who utilize less leverage tended to outperform while the Portfolio Funds with shorter-term programs found the recent environment extremely difficult.  For much of this year, the Portfolio Funds have allocated significant capital to long commodity positions. Programs suffered significant losses as oil markets, precious metals (particularly silver), and agricultural markets reversed direction and declined in May and June. In addition to commodities, the Portfolio Funds had a favorable bias toward equities at the outset of the quarter.  In fact, the Portfolio Funds have held long positions in equity indices for some time.  In the last two months of the second quarter, this sector experienced a significant sell off as uncertainty regarding the European debt crisis and the global economy weighed heavily on the markets.  In currencies, the Portfolio Funds generally began the quarter positioned for U.S. dollar depreciation.  However, short positions in the U.S. dollar against a variety of currencies resulted in losses as the dollar rallied in May. Allocations to fixed income were small at the beginning of the second quarter, but have increased considerably by the end of the quarter.

Coming into the third quarter, the Fund was positioned with a short bias toward the U.S. dollar and a long bias in fixed income. The Portfolio Funds still favored long positions in equity indices and commodities; however, these positions were much smaller than they had been earlier in the year.   At the same time, the Portfolio Funds exposure to fixed income was growing as strong trends emerged in this asset class.  At the outset of the quarter, the underlying Portfolio Funds were operating at slightly lower risk levels as several sharp reversals experienced in the second quarter brought down exposures.  July was a favorable month for the Portfolio Funds as gains from long fixed income positions outweighed losses from the other asset classes.  For the rest of the third quarter, long fixed income positions continued to generate strong profits while most other asset classes resulted in losses.  Generally, foreign exchange, equities, and commodities incurred losses, eventually forcing the Portfolio Funds to shift their portfolios to reflect a more defensive environment Across the portfolio, the Portfolio Funds returns were generally positive. Asset class weighting was a key driver of performance this quarter.  The Portfolio Funds with sizeable long fixed income exposures performed well as trends consolidated in this asset class. The duration of the types of programs used by the Portfolio Funds also had a direct influence on performance. The Portfolio Funds that use shorter-term signals and systems outperformed longer-term programs as they were able to identify market inflection points more quickly and adjust their portfolios. The best performing Portfolio Fund for the quarter was John Locke, as the trading advisor’s shorter time horizon was better able to navigate market reversals.  The worst performing Portfolio Fund for the quarter was Altis. Altis’ underperformance may be partially explained by the design of its trading programs.  Altis tends to operate with a higher degree of leverage and its historical volatility is generally higher than other Portfolio Funds in the portfolio. Altis’ program is designed to seek opportunities in markets that are less correlated. As a result, compared with the other Portfolio Funds, Altis lacked a sizeable allocation to fixed income, the best performing asset class, hurting its performance. At the same time, Altis maintained a higher weighting to commodities, which was a difficult asset class to trade in this quarter. Fixed income trading accounted for the largest share of profits in the third quarter as the Portfolio Funds were long both bonds and notes (or their derivatives), taking advantage of a strong downward trend in yields. While fixed income trading was profitable, most other asset classes incurred losses.  Currencies were extremely difficult to trade as short positions in the U.S. dollar suffered as the European debt crisis deepened.  In commodities, precious metals and energy trading were volatile, leading managers to reduce their long positions, and in some cases going short.  Equity indices also detracted from performance as stocks reversed and sold off through most of the third quarter.

The Portfolio Funds declined in the fourth quarter and was negative for the full year. Losses were significant in October and only slightly made back by gains in November and December. The majority of losses were incurred in equity index positions where the Portfolio Funds were short and were hurt by the October rebound in stocks. Other losses came from currency trading where the Portfolio Funds had negative attribution from long U.S. dollar positioning in October, but made some money back being short the Euro through the rest of the fourth quarter. In commodities, attribution was mixed as the Portfolio Funds made some money in markets that continued to trend, for example energy contracts like crude oil and natural gas, but lost money in other markets, such as gold which reversed its long-term up-trend in December. Performance from fixed income markets was flat as most interest rates remained stable with little volatility.  As a result of a shift in investor sentiment starting in May, the Portfolio Funds were positioned for a more risk-averse environment coming into the post summer period. Whereas trends, and as a result the Portfolio Funds positioning, were towards the upside in the first half of the year in risk assets, many markets experienced reversals causing the Portfolio Funds to shift their positions throughout the summer.  Hence, coming out of September trend following Portfolio Funds were generally: long bond and rate contracts, net short equity indices, long the U.S. dollar against a variety of currencies, and net short most commodities.  In October risk assets, particularly equities, experienced significant gains as markets once again reversed the course they had been on for the preceding few months.  These reversals caused sizeable losses for the Portfolio Funds and forced them to remove much of the risk from their bearish stance. Throughout the rest of the fourth quarter, the Portfolio Fund risk levels were lower than historic averages and attribution was mixed though most Portfolio Funds did make a little money back to end the year. Most Portfolio Funds had negative performance. The shorter-term Portfolio Funds tended to underperform in the fourth quarter giving up the outperformance they had accumulated in the previous quarter.  As risk sentiment shifted throughout the summer, the shorter-term Portfolio Funds were able to more quickly change positioning and became more allocated to a bearish posture.  Hence, these Portfolio Funds incurred greater losses when risk asset prices turned significantly higher in October.

Total Trading
Year ended December 31, 2010	Profit (Loss)
Chesapeake*	$(2,598,008)
Transtrend	29,487,583
Altis	12,597,945
Winton	20,913,669
Aspect	14,049,609
John Locke	10,500,284
BlueTrend	18,370,900
Tudor	5,257,749

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following information with respect to Value at Risk (“VAR”) is set forth in respect of Portfolio Funds separately, rather than for the Fund on a stand alone basis.

Altis Class DS (1)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,246,722	0.99%	$2,524,793	$27,921
Energy	3,234,043	2.56%	8,793,444	740,402
Interest Rates	1,398,585	1.11%	2,739,606	537,011
Metals	3,925,458	3.11%	4,773,454	2,642,365
Stock Indices	2,313,962	1.83%	6,962,534	329,023
Currencies	3,343,358	2.65%	7,232,723	268,027

TOTAL	$15,462,128	12.25%	$33,026,554	$4,544,749

(1) Average capitalization of Altis Class DS is $126,166,026.

Altis Class DS (1)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,841,702	1.52%	$3,262,716	$876,412
Energy	2,013,316	1.67%	3,789,264	402,379
Interest Rates	4,410,522	3.65%	6,161,422	2,214,446
Metals	948,498	0.78%	1,387,439	137,142
Stock Indices	2,507,551	2.07%	5,732,823	472,283
Currencies	4,834,986	4.00%	10,087,527	253,502

TOTAL	$16,556,575	13.69%	$30,421,191	$4,356,164

(1) Average capitalization of Altis Class DS is $120,913,811.

Transtrend Class DS (2)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,642,454	0.93%	$3,398,855	$465,217
Energy	2,566,856	1.45%	6,361,665	742,656
Interest Rates	1,734,019	0.98%	3,934,613	226,987
Metals	3,260,463	1.84%	7,180,732	1,117,579
Stock Indices	2,327,552	1.31%	6,022,118	94,232
Currencies	3,194,131	1.80%	7,968,192	303,778

TOTAL	$14,725,475	8.31%	$34,866,175	$2,950,449

(2) Average capitalization of Transtrend Class DS is $177,375,360.

Transtrend Class DS (2)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,820,898	1.09%	$4,265,770	$558,593
Energy	6,284,800	3.76%	10,708,749	2,912,621
Interest Rates	3,026,207	1.81%	5,410,671	673,849
Metals	1,225,125	0.73%	2,670,239	261,620
Stock Indices	1,330,166	0.80%	3,302,166	278,208
Currencies	4,148,688	2.48%	8,819,295	361,588

TOTAL	$17,835,884	10.67%	$35,176,890	$5,046,479

(2) Average capitalization of Transtrend Class DS is $167,063,283.

Aspect Class DS (3)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$320,684	0.32%	$795,361	$6,896
Energy	2,033,899	2.05%	2,620,674	1,413,702
Interest Rates	1,369,710	1.38%	3,290,330	20,677
Metals	408,601	0.41%	797,498	8,569
Stock Indices	694,953	0.70%	1,088,938	431,639
Currencies	1,153,008	1.16%	1,880,476	236,213

TOTAL	$5,980,855	6.02%	$10,473,277	$2,117,696

(3) Average Capitalization of Aspect Class DS is $98,985,768.

Aspect Class DS (3)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$787,301	0.85%	$1,231,856	$446,200
Energy	1,052,135	1.13%	1,784,179	429,355
Interest Rates	2,662,629	2.86%	4,244,968	1,219,352
Metals	913,996	0.98%	1,695,338	182,566
Stock Indices	690,643	0.74%	1,526,295	182,871
Currencies	1,320,768	1.42%	3,323,240	92,585

TOTAL	$7,427,472	7.98%	$13,805,876	$2,552,929

(3) Average Capitalization of Aspect Class DS is $93,027,475.

Winton Class DS (5)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$688,924	0.39%	$1,392,789	$282,121
Energy	1,109,250	0.62%	1,757,888	423,304
Interest Rates	968,173	0.54%	2,326,046	55,100
Metals	1,395,666	0.79%	2,327,782	292,901
Stock Indices	1,158,640	0.65%	2,251,809	317,394
Currencies	1,926,365	1.08%	4,143,830	324,828

TOTAL	$7,247,018	4.07%	$14,200,144	$1,695,648

(5) Average capitalization of Winton Class DS is $177,702,496.

Winton Class DS (5)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,240,347	0.74%	$2,701,425	$342,337
Energy	624,100	0.37%	978,846	233,555
Interest Rates	2,998,825	1.79%	5,401,002	1,303,069
Metals	2,273,149	1.36%	4,715,209	368,726
Stock Indices	1,032,711	0.62%	2,740,913	75,855
Currencies	1,833,813	1.09%	3,821,630	543,890

TOTAL	$10,002,945	5.97%	$20,359,025	$2,867,432

(5) Average capitalization of Winton Class DS is $167,702,261.

John Locke Class DS (6)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,585,411	1.88%	$4,832,956	$732,787
Energy	3,849,275	2.79%	7,775,344	528,355
Interest Rates	1,793,722	1.30%	3,992,249	266,488
Metals	3,016,347	2.19%	7,460,069	1,376,098
Stock Indices	822,361	0.60%	1,347,426	189,489
Currencies	988,157	0.72%	2,859,194	157,592

TOTAL	$13,055,273	9.48%	$28,267,238	$3,250,809

(6) Average capitalization of John Locke Class DS is $137,789,282.

John Locke Class DS (6)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,083,707	2.37%	$6,132,927	$1,337,070
Energy	1,146,614	0.88%	2,389,469	331,758
Interest Rates	2,436,868	1.88%	6,168,957	40,451
Metals	3,119,564	2.40%	7,769,170	1,288,382
Stock Indices	824,619	0.63%	2,017,379	59,459
Currencies	1,447,744	1.11%	5,000,231	159,474

TOTAL	$12,059,116	9.27%	$29,478,133	$3,216,594

(6) Average capitalization of John Locke Class DS is $129,898,738.

BlueTrend Class DS (8)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,509,850	0.88%	$3,765,895	$41,870
Energy	3,309,708	1.94%	6,646,329	466,091
Interest Rates	2,766,379	1.62%	9,972,435	420,141
Metals	3,132,167	1.83%	10,064,344	24,803
Stock Indices	4,225,642	2.47%	8,750,375	1,011,393
Currencies	1,849,722	1.08%	3,233,507	878,197

TOTAL	$16,793,468	9.82%	$42,432,885	$2,842,495

(8) Average capitalization of BlueTrend Class DS is $170,739,961.

BlueTrend Class DS (8)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$359,938	0.28%	$898,513	$16,855
Energy	2,387,171	1.89%	6,470,091	90,081
Interest Rates	3,115,138	2.46%	7,695,506	428,913
Metals	4,727,647	3.74%	9,741,158	2,047,159
Stock Indices	907,375	0.72%	1,744,153	263,952
Currencies	3,640,115	2.88%	5,814,512	1,343,259

TOTAL	$15,137,384	11.97%	$32,363,933	$4,190,219

(8) Average capitalization of BlueTrend Class DS is $126,513,457

Tudor Tensor Class DS (7)

December 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,504,723	1.18%	$2,379,200	$797,582
Energy	2,588,447	2.03%	4,933,750	1,190,081
Interest Rates	2,278,696	1.78%	4,208,264	990,433
Metals	1,097,870	0.86%	1,977,389	370,078
Stock Indices	571,520	0.45%	1,187,311	62,733
Currencies	2,047,621	1.60%	6,394,328	473,792

TOTAL	$10,088,877	7.90%	$21,080,242	$3,884,699

(7) Average capitalization of Tudor Tensor Class DS is $127,677,085.

Tudor Tensor Class DS (7)

December 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$381,025	0.32%	$876,635	$101,534
Energy	1,035,365	0.87%	1,646,337	575,349
Interest Rates	1,927,468	1.62%	3,658,589	1,085,170
Metals	1,618,805	1.36%	3,912,834	266,466
Stock Indices	2,172,658	1.83%	4,511,655	376,005
Currencies	1,052,002	0.89%	2,032,136	293,075

TOTAL	$8,187,323	6.89%	$16,638,186	$2,697,599

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

The Fund and the Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2011

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$(28,340,634)	$26,644,306	$(45,535,216)	$(28,821,983)	$53,862,441	$44,902,785	$(17,308,060)	$27,125,567
Total Expenses	5,176,053	5,627,244	5,693,889	5,613,785	5,617,195	5,060,483	4,875,376	4,667,692
Net Income (Loss)	$(33,516,687)	$21,017,062	$(51,229,105)	$(34,435,768)	$48,245,246	$39,842,302	$(22,183,436)	$22,457,876

Net Income (Loss) per weighted average Unit (a)	$(0.0405)	$0.0244	$(0.0593)	$(0.0414)	$0.0599	$0.0501	$(0.0283)	$0.0291

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the year and for the year ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2011  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2011, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B: Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI.  Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of MLAI since August 2009.  Mr. Ferri has been listed as a principal of MLAI since July 29, 2008.  He has been registered with the CFTC as an associated person of MLAI since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S’ Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of MLPF&S’ Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML&Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system.  Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for BAC’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

As of December 31, 2011, the principals of MLAI had no investment in the Fund.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: Aspect FuturesAccess LLC, Bluetrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, , ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not itself have any officers, managers or employees.  The Portfolio Funds pay brokerage commissions to an affiliate of MLAI and the Fund pays sponsor fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s and Portfolio Funds’ U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its sponsor and manager.)

(b)                                 Security Ownership of Management:

As of December 31, 2011, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized of Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of BAC.  However, none of the fees paid by the Fund to such BAC affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Portfolio Funds pay MLPF&S and its affiliates  substantial brokerage commissions and sponsor fees as well as bid-ask spreads on forward currency trades.  The Portfolio Funds also pay MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Fund and Portfolio Funds.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

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

In 2011, the Fund expensed (i) Sponsor fees of $20,592,497 earned by MLAI.

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

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2011 would be considered independent (based on the definition of an independent director under the NASDAQ rules.)

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2010 were $162,750 and $162,750, respectively.

Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2011 and 2010 related to the Fund.

(b)                                 Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 and for professional services rendered to the fund in connection with tax compliance, tax advice and tax planning.

(c)                                  All Other Fees

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements (found in Exhibit 13.01):

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2011 and 2010.	3

	Statements of Operations for the years ended December 31, 2011, 2010 and 2009	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2011, 2010 and 2009	5

	Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

	(a) Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2011 and 2010	2

	Statements of Operations for the years ended December 31, 2011, 2010 and 2009	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2011 2010 and 2009	4

	Financial Data Highlights for the years ended December 31, 2011, 2010 and 2009	6

	Notes to Financial Statements	9

	(b) Financial Statements of Altis FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2011 and 2010	2

	Statements of Operations for the years ended December 31, 2011 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2011 and 2010	6

	Notes to Financial Statements	9

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated herein by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on March 6, 2012.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Altis FuturesAccess LLC

13.03	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Exhibit 13.01
Exhibit 13.02:
Exhibit 13.03:	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrill Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2012 by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President Principal Financial and Accounting Officer)	March 23, 2012
Barbra E. Kocsis

/s/Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2011 FORM 10-K

INDEX TO EXHIBITS to be Updated

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Altis FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2011 and 2010 and 2009 and Report of Independent Auditors

Exhibit 13.03	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2011, 2010 and 2009 and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications