Form 10-Q
period 2012-03-31
Systematic Momentum FuturesAccess LLC
filed 2012-05-11
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, 710,190,232 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2012 ON FORM 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS:

Cash and cash equivalents	$133,679	$45,570
Investment in Portfolio Funds (Cost $798,690,013 at 2012 and $880,414,859 at 2011)	819,439,657	909,794,576
Receivable from Portfolio Fund	35,212,611	35,418,578
Other assets	—	119,995

TOTAL ASSETS	$854,785,947	$945,378,719

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,438,782	$1,596,782
Redemptions payable	36,093,240	34,062,410
Other liabilities	543,314	603,765

Total liabilities	38,075,336	36,262,957

MEMBERS’ CAPITAL:
Members’ Interest (710,190,232 Units and 782,897,013 Units outstanding; unlimited Units authorized)	816,710,611	909,115,762
Total members’ capital	816,710,611	909,115,762

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$854,785,947	$945,378,719

NET ASSET VALUE PER UNIT:

Class A	$1.1364	$1.1452
Class C	$1.1304	$1.1421
Class D	$1.3674	$1.3729
Class I	$1.2097	$1.2179
Class D1	$1.2204	$1.2253
Class M	$1.0102	$1.0143

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2012	March 31, 2011
TRADING PROFIT (LOSS):

Realized, net	$6,315,046	$1,426,894
Change in unrealized, net	(8,630,073)	(30,248,961)

Total trading profit (loss), net	(2,315,027)	(28,822,067)

INVESTMENT INCOME:
Interest, net	—	84

EXPENSES:
Sponsor fee	4,527,844	5,216,635
Other	356,999	397,150
Total expenses	4,884,843	5,613,785

NET INVESTMENT INCOME (LOSS)	(4,884,843)	(5,613,701)

NET INCOME (LOSS)	$(7,199,870)	$(34,435,768)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	117,664,413	115,047,368
Class C	529,285,356	566,323,165
Class D	32,978,505	36,784,464
Class I	67,656,553	78,591,516
Class D1	19,538,871	35,706,226
Class M*	554,219	—

Net income (loss) per weighted average Unit
Class A	$(0.0084)	$(0.0388)
Class C	$(0.0105)	$(0.0423)
Class D	$(0.0040)	$(0.0438)
Class I	$(0.0070)	$(0.0398)
Class D1	$(0.0030)	$(0.0351)
Class M*	$(0.0041)	$—

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

 (unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012
Class A	109,942,197	9,657,373	(5,389,243)	114,210,327	118,415,228	1,844,516	(7,878,720)	112,381,024
Class C	545,907,287	39,438,758	(12,350,980)	572,995,065	541,061,830	7,246,190	(58,962,027)	489,345,993
Class D	34,000,711	5,839,850	(164,000)	39,676,561	32,964,610	1,088,534	(5,251,303)	28,801,841
Class I	78,308,142	2,318,371	(2,117,914)	78,508,599	69,895,943	193,425	(8,897,804)	61,191,564
Class D1	35,556,370	546,379	(842,608)	35,260,141	20,409,402	—	(2,493,811)	17,915,591
Class M*	—	—	—	—	150,000	404,219	—	554,219

Total Members’ Units	803,714,707	57,800,731	(20,864,745)	840,650,693	782,897,013	10,776,884	(83,483,665)	710,190,232

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012
Class A	$137,682,539	$12,069,132	$(6,652,245)	$(4,469,349)	$138,630,077	$135,614,804	$2,126,041	$(9,042,122)	$(991,890)	$127,706,833
Class C	688,642,500	49,512,678	(15,344,730)	(23,972,406)	698,838,042	617,955,947	8,306,385	(67,547,339)	(5,541,252)	553,173,741
Class D	50,284,160	8,649,996	(235,963)	(1,610,091)	57,088,102	45,258,044	1,500,000	(7,243,626)	(130,432)	39,383,986
Class I	103,872,241	3,071,099	(2,776,603)	(3,129,257)	101,037,480	85,127,204	237,112	(10,866,465)	(475,377)	74,022,474
Class D1	46,930,446	711,112	(1,108,750)	(1,254,665)	45,278,143	25,007,612	—	(3,085,266)	(58,660)	21,863,686
Class M*	—	—	—	—	—	152,151	409,999	—	(2,259)	559,891

Total Members’ Interest	$1,027,411,886	$74,014,017	$(26,118,291)	$(34,435,768)	$1,040,871,844	$909,115,762	$12,579,537	$(97,784,818)	$(7,199,870)	$816,710,611

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1452	$1.1421	$1.3729	$1.2179	$1.2253	$1.0143

Net Realized and net change in unrealized trading profit (loss)	(0.0041)	(0.0041)	(0.0050)	(0.0044)	(0.0044)	(0.0037)
Expenses	(0.0047)	(0.0076)	(0.0005)	(0.0038)	(0.0005)	(0.0004)

Net asset value, end of period	$1.1364	$1.1304	$1.3674	$1.2097	$1.2204	$1.0102

Total Return: (a)

Total return	-0.77%	-1.02%	-0.40%	-0.68%	-0.40%	-0.40%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.67%	0.04%	0.31%	0.04%	0.04%

Net investment income (loss)	-0.41%	-0.67%	-0.04%	-0.31%	-0.04%	-0.04%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (the “Fund”), formerly ML Systematic Momentum FuturesAccess LLC, a Merrill Lynch FuturesAccessSM Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”), the Sponsor of the Fund, among seven underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”). The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month.

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Portfolio Fund’s commodity broker of the Portfolio Funds. Merrill Lynch International Bank (“MLIB”) is the Portfolio Fund’s forward contracts broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2012, and the results of its operations for the three months ended March 31, 2012 and 2011. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The seven funds (each a “Portfolio Fund” and collectively “Portfolio Funds”) in which the Fund is invested as of March 31, 2012 are: Altis FuturesAccess LLC (“Altis”) (formerly ML Altis FuturesAccess LLC), Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”) (formerly ML John Locke FuturesAccess LLC), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of investments in Portfolio Funds at and for the period ended March 31, 2012, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	11.95%	$97,627,573	$1,371,209	$102,703,790	$(546,710)	$—	monthly
Transtrend	16.55%	135,176,640	4,457,027	135,456,560	(761,249)	—	monthly
Altis	11.95%	97,627,573	(1,572,269)	117,605,096	(541,793)	—	monthly
Winton	16.55%	135,176,640	(1,793,690)	117,088,369	(751,130)	—	monthly
Aspect	9.20%	75,098,134	1,099,147	62,630,427	(422,432)	—	monthly
John Locke	12.87%	105,137,387	(3,159,554)	112,120,020	(581,021)	—	monthly
BlueTrend	21.26%	173,595,710	(2,716,897)	151,085,751	(883,994)	—	monthly

	100.33%	$819,439,657	$(2,315,027)	$798,690,013	$(4,488,329)	$—

The details of investments in Portfolio Funds at and for the year ended December 31, 2011, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	17.01%	154,664,583	(19,424,860)	158,073,068	(3,583,948)	—	monthly
Altis	12.29%	111,702,199	(44,402,871)	129,319,659	(2,535,363)	—	monthly
Winton	17.01%	154,664,303	9,917,494	132,177,938	(3,655,604)	—	monthly
Aspect	9.45%	85,925,338	5,314,184	71,811,623	(2,029,046)	—	monthly
John Locke	13.23%	120,294,680	(11,808,229)	124,464,075	(2,790,838)	—	monthly
BlueTrend	18.79%	170,839,098	(2,353,478)	145,612,242	(3,468,874)	—	monthly
Tudor Tensor	12.29%	111,704,375	(13,295,954)	118,956,254	(2,589,847)	—	monthly

	100.07%	$909,794,576	$(76,053,714)	$880,414,859	$(20,653,520)	$—

These investments are recorded at fair value. In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure.

	As of March 31, 2012
	Total Assets	Total Liabilities	Total Capital
John Locke	$109,215,755	$4,078,367	$105,137,388
Transtrend	212,576,865	12,160,964	200,415,901
BlueTrend	260,659,017	6,673,457	253,985,560
Winton	1,164,966,581	35,078,123	1,129,888,458
Altis	103,932,764	6,305,191	97,627,573

Total	$1,851,350,982	$64,296,102	$1,787,054,880

	As of December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis	$118,202,967	$6,500,768	$111,702,199
Transtrend	234,879,250	13,832,941	221,046,309

Total	$353,082,217	$20,333,709	$332,748,508

	For the three months ended March 31, 2012
	Income (Loss)	Commissions	Other	Net Income (Loss)
John Locke	$(2,311,735)	$(217,383)	$(630,437)	$(3,159,555)
Transtrend	5,520,947	(196,285)	(867,635)	4,457,027
BlueTrend	(1,591,688)	(172,938)	(952,271)	(2,716,897)
Winton	(937,355)	(44,992)	(811,343)	(1,793,690)
Altis	(902,398)	(81,434)	(588,438)	(1,572,270)

Total	$(222,229)	$(713,032)	$(3,850,124)	$(4,785,385)

	For the three months ended March 31, 2011
	Income (Loss)	Commissions	Other	Net Income (Loss)
Altis	$(19,472,228)	$(206,141)	$(686,173)	$(20,364,542)
John Locke	(8,609,364)	(306,042)	(756,592)	(9,671,998)

Total	$(28,081,592)	$(512,183)	$(1,442,765)	$(30,036,540)

3.                     FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized profits and losses on investments are recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these Portfolio Fund’s in this case, would be classified as Level II.  There were no transfers to or from any level during the quarter and period ended March 31, 2012.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2012	$819,439,657	$—	$819,439,657	$—
December 31, 2011	$909,794,576	$—	$909,794,576	$—

4.                           MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  Additionally, the Fund invests in the Portfolio Funds which have similar market risks as mentioned below. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Portfolio Funds’ Statements of Financial Condition.  The Portfolio Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition. The Portfolio Funds attempt to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Portfolio Funds, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized gain or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.                           RELATED PARTY TRANSACTIONS

Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI performs the transfer agent and investor services functions for the Fund.  The agreement with the transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2012 amounted to $44,803, of which $44,346 was payable to the Transfer Agent as of March 31, 2012.

6.                           SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2011	$1.2333	$1.2546	$1.2138
2012	$1.1480	$1.1623	$1.1364

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2011	$1.2413	$1.2617	$1.2196
2012	$1.1439	$1.1572	$1.1304

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2011	$1.4583	$1.4854	$1.4388
2012	$1.3780	$1.3969	$1.3674

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2011	$1.3068	$1.3298	$1.2870
2012	$1.2213	$1.2369	$1.2097

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.
2011	$1.3015	$1.3257	$1.2841
2012	$1.2298	$1.2467	$1.2204

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.
2011	n/a	n/a	n/a
2012	$1.0180	$1.0320	$1.0102

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) investment in Portfolio Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012. Fund capital decreased 10.16% from $909,115,762 to $816,710,611.  This decrease was attributable to the net loss from operations of $7,199,870, coupled with the redemption of 83,483,665 Redeemable Units resulting in an outflow of $97,784,818.  The cash outflow was offset with cash inflow of $12,579,537 due to subscriptions of 10,776,884 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on a trade date basis. Realized profits and losses on investments is recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported on the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s respective share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC’s guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2008.

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

Results of Operations

January 1, 2012 to March 31, 2012

January 1, 2012 to March 31, 2012

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2012:

March 31, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$3,339,558	127.92%
Currencies	(2,644,596)	-101.30%
Energy	1,159,328	44.41%
Interest rates	101,467	3.89%
Metals	(1,424,076)	-54.55%
Stock indices	2,078,931	79.63%

Total	$2,610,612	100.00%

The Fund experienced a net trading loss for the first quarter ended March 31, 2012 of $2,315,027.

In the first two months of 2012, the investment environment was one of risk seeking. Equities and commodities generally rallied and the U.S. dollar was down. Despite a bias towards risk, fixed income did not sell off in any significant way. The Portfolio Fund trading advisors generally spent part of

January adjusting to this environment. By February, their portfolios were well positioned to take advantage of these trends. The Fund was up 1.3% in these two months. At the start of March, the Fund continued to be long risk assets and long fixed income. The only exceptions to the rule were short positions in natural gas, the euro, and some industrial metal and agricultural markets. This positioning suffered losses in March due to reversals.

The most significant reversal in March was seen in fixed income, at the longer end of the curve. Yields on notes and bonds jumped higher in the middle of the month and given that most of the Portfolio Funds had sizeable positions resulted in losses. While yields backed down towards month end, the damage was done as many Portfolio Funds trading advisors had already reduced positions, failing to benefit from the latter moves. Currencies also saw some reversals as the U.S. dollar generally strengthened, in particular against commodity currencies such as the Australian dollar and the Canadian dollar. With Portfolio Funds typically holding long positions in these currencies, losses were posted to the Fund. Short positions in the euro were generally unprofitable as the currency ended relatively flat against the U.S. dollar despite poor economic performance in the Eurozone.

Many commodities joined the reversal theme. Following two good months, commodity markets fell in March. These included many oil markets and precious metals, two sectors where the Portfolio Funds trading advisors had built up long positions, as a result, the reversals posted losses. In other sectors, trends seem to continue. Natural gas, where the Portfolio Funds trading advisors have been short for a while, had another very big leg down. For many of the Portfolio Funds trading advisors, this was the best performing market. Some industrial metal and agricultural markets also experienced profits from short positions due to falling prices.

Equity indices generally saw positive performance. The Portfolio Funds trading advisors tended to be long, with the largest allocations to the U.S. and European indices. U.S. equity prices were up for the quarter, continuing the trend and producing gains. But equity prices in Europe were not able to keep up the momentum and fell, posting losses. The Portfolio Funds trading advisors also saw some profits from long positions in Japan and Asia.

January 1, 2011 to March 31, 2011

January 1, 2011 to March 31, 2011

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2011:

March 31, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$254,235	1.37%
Currencies	7,906,370	42.65%
Energy	6,249,873	33.72%
Interest rates	(734,672)	-3.96%
Metals	(682,880)	-3.68%
Stock indices	5,542,473	29.90%

Total	$18,535,399	100.00%

The Fund experienced a net trading loss for the first quarter ended March 31, 2011 of $28,822,067.

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

Coming into the first quarter, the Portfolio Funds were generally positioned for a rally in equities and commodities. Additionally, a short U.S. dollar bias was highly prevalent in the portfolio. The majority of the Portfolio Funds had reduced their exposure to fixed income positions going into the year, with smaller allocations remaining on the long side. In January, managed futures strategies generally suffered from a rally in the U.S. dollar and a substantial retracement in gold. In February, this positioning was able to generate positive performance when long positions in equities and energy rallied. However, while February’s profits offset January’s losses to a large extent, it was not enough to carry the strategy for the quarter. March was characterized by volatile trading conditions across several markets, creating losses for the month and putting Systematic Momentum in negative territory for the year. During March, most trend-following strategies were whipsawed by the sharp selloffs following the earthquake and tsunami in Japan and the sharp rebounds in the weeks afterwards. As a result, losses in agricultural commodities as well as global equity indices offset any profits from energy and currency positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Portfolio Funds are speculative commodity pools. The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Portfolio Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Portfolio Fund’s open positions and, consequently, in their earnings and cash flow. The Portfolio Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Fund’s open positions and the liquidity of the markets in which it trades.

The Portfolio Funds, under the direction of their respective trading advisors, rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Portfolio Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by each Portfolio Funds’ attempts to manage its market risks.

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

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects (which would reduce the Value at Risk estimates) resulting from the fact that the Portfolio Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The following information with respect to Value at Risk (VAR) is set forth in respect of the Portfolio Funds separately rather than for the Fund on a standalone basis.

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2012 and 2011.

Altis Class DS (1)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,450,725	3.26%	$3,511,512	$3,418,566
Energy	3,959,863	3.74%	4,029,618	3,922,958
Interest Rates	428,908	0.40%	436,463	424,911
Metals	1,442,302	1.36%	1,467,709	1,428,860
Stock Indices	178,441	0.17%	181,585	176,778
Currencies	1,695,804	1.60%	1,725,677	1,680,000

TOTAL	$11,156,043	10.53%	$11,352,564	$11,052,073

(1) Average capitalization of Altis Class DS is $105,933,391.

Altis Class DS (1)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$30,317	0.02%	$31,713	$27,998
Energy	2,285,152	1.76%	2,390,417	2,110,398
Interest Rates	918,768	0.71%	961,090	848,506
Metals	4,563,228	3.52%	4,773,430	4,214,260
Stock Indices	2,468,363	1.90%	2,582,067	2,279,598
Currencies	6,914,190	5.33%	7,232,688	6,385,434

TOTAL	$17,180,018	13.24%	$17,971,405	$15,866,194

(1) Average capitalization of Altis Class DS is $129,725,325.

Transtrend Class DS (2)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,099,393	2.11%	$3,358,122	$2,810,777
Energy	6,571,540	4.48%	7,120,114	5,959,596
Interest Rates	842,185	0.57%	912,489	763,761
Metals	1,256,364	0.86%	1,361,242	1,139,371
Stock Indices	2,031,097	1.38%	2,200,647	1,841,960
Currencies	1,901,979	1.30%	2,060,751	1,724,866

TOTAL	$15,702,558	10.70%	$17,013,365	$14,240,331

(2) Average capitalization of Transtrend Class DS is $146,677,002.

Transtrend Class DS (2)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,755,543	0.95%	$2,072,133	$1,437,784
Energy	925,998	0.50%	1,092,990	758,389
Interest Rates	283,024	0.15%	334,064	231,796
Metals	2,904,094	1.57%	3,427,810	2,378,443
Stock Indices	5,210,120	2.81%	6,149,698	4,267,070
Currencies	6,893,794	3.72%	8,137,000	5,645,992

TOTAL	$17,972,573	9.70%	$21,213,695	$14,719,474

(2) Average capitalization of Transtrend Class DS is $185,428,866.

Aspect Class DS (3)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,037,214	2.50%	$2,156,802	$1,869,294
Energy	1,374,215	1.69%	1,454,884	1,260,944
Interest Rates	1,069,517	1.31%	1,132,300	981,361
Metals	196,863	0.24%	208,419	180,636
Stock Indices	2,468,842	3.03%	2,613,768	2,265,345
Currencies	114,687	0.14%	121,420	105,234

TOTAL	$7,261,338	8.91%	$7,687,593	$6,662,814

(3) Average Capitalization of Aspect Class DS is $81,487,367.

Aspect Class DS (3)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$9,602	0.01%	$10,072	$9,271
Energy	3,090,304	2.99%	3,241,592	2,983,876
Interest Rates	27,832	0.03%	29,195	26,874
Metals	294,068	0.28%	308,464	283,941
Stock Indices	1,349,211	1.30%	1,415,263	1,302,745
Currencies	1,713,117	1.66%	1,796,984	1,654,119

TOTAL	$6,484,134	6.27%	$6,801,570	$6,260,826

(3) Average Capitalization of Aspect Class DS is $103,460,336.

Winton Class DS (4)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,132,244	0.77%	$1,212,062	$1,074,550
Energy	1,155,612	0.79%	1,237,077	1,096,726
Interest Rates	425,361	0.29%	455,347	403,687
Metals	1,403,885	0.96%	1,502,852	1,332,349
Stock Indices	2,427,780	1.66%	2,598,927	2,304,071
Currencies	2,425,180	1.65%	2,596,143	2,301,603

TOTAL	$8,970,062	6.12%	$9,602,408	$8,512,986

(4) Average capitalization of Winton Class DS is $146,676,932.

Winton Class DS (4)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$826,454	0.45%	$902,551	$765,139
Energy	1,338,902	0.72%	1,462,182	1,239,567
Interest Rates	818,399	0.44%	893,754	757,681
Metals	448,533	0.24%	489,832	415,256
Stock Indices	2,923,301	1.58%	3,192,467	2,706,419
Currencies	2,822,298	1.53%	3,082,164	2,612,909

TOTAL	$9,177,887	4.96%	$10,022,950	$8,496,971

(4) Average capitalization of Winton Class DS is $185,059,977.

John Locke Class DS (5)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$4,426,109	3.88%	$4,796,195	$3,967,808
Energy	581,498	0.51%	630,119	521,287
Interest Rates	1,523,634	1.34%	1,651,032	1,365,870
Metals	1,759,043	1.54%	1,906,125	1,576,903
Stock Indices	3,604,378	3.16%	3,905,755	3,231,163
Currencies	371,497	0.33%	402,560	333,031

TOTAL	$12,266,159	10.76%	$13,291,786	$10,996,062

(5) Average capitalization of John Locke Class DS is $114,082,113.

John Locke Class DS (5)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$790,910	0.55%	$845,273	$732,787
Energy	4,802,860	3.36%	5,132,980	4,449,902
Interest Rates	2,175,907	1.52%	2,325,466	2,016,002
Metals	1,562,611	1.09%	1,670,016	1,447,777
Stock Indices	1,260,769	0.88%	1,347,426	1,168,116
Currencies	2,675,309	1.87%	2,859,194	2,478,703

TOTAL	$13,268,366	9.27%	$14,180,355	$12,293,287

(5) Average capitalization of John Locke Class DS is $142,834,499.

BlueTrend Class DS (6)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,413,940	1.38%	$2,583,165	$2,304,931
Energy	4,759,559	2.72%	5,093,219	4,544,626
Interest Rates	363,975	0.21%	389,490	347,538
Metals	2,397,500	1.37%	2,565,572	2,289,233
Stock Indices	53,521	0.03%	57,273	51,104
Currencies	7,929,860	4.53%	8,485,768	7,571,761

TOTAL	$17,918,355	10.25%	$19,174,487	$17,109,193

(6) Average capitalization of BlueTrend Class DS is $174,896,546.

BlueTrend Class DS (6)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$44,481	0.03%	$47,822	$39,805
Energy	5,805,401	3.51%	6,241,442	5,195,218
Interest Rates	446,333	0.27%	479,857	399,420
Metals	26,349	0.02%	28,328	23,579
Stock Indices	7,737,659	4.68%	8,318,832	6,924,385
Currencies	1,817,756	1.10%	1,954,287	1,626,699

TOTAL	$15,877,979	9.61%	$17,070,568	$14,209,106

(6) Average capitalization of BlueTrend Class DS is $165,443,902.

Tudor Tensor Class DS (7)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$330,103	0.31%	$379,870	$286,960
Energy	1,983,017	1.87%	2,281,980	1,723,844
Interest Rates	2,182,009	2.06%	2,510,971	1,896,828
Metals	2,663,509	2.51%	3,065,063	2,315,397
Stock Indices	1,665,404	1.57%	1,916,483	1,447,742
Currencies	2,099,451	1.98%	2,415,967	1,825,060

TOTAL	$10,923,493	10.30%	$12,570,334	$9,495,831

(7) Average capitalization of Tudor Tensor Class DS is $105,933,934.

Tudor Tensor Class DS (7)

March 31, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,672,377	1.26%	$2,111,920	$1,367,186
Energy	1,455,737	1.10%	1,838,342	1,190,081
Interest Rates	1,627,901	1.23%	2,055,755	1,330,827
Metals	1,565,845	1.18%	1,977,389	1,280,095
Stock Indices	482,635	0.36%	609,484	394,559
Currencies	5,063,509	3.83%	6,394,328	4,139,473

TOTAL	$11,868,004	8.96%	$14,987,218	$9,702,221

(7) Average capitalization of Tudor Tensor Class DS is $132,277,472.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Funds to incur severe losses over a short period of time.   Even comparatively minor losses could cause MLAI to further deleverage or terminate the Portfolio Fund’s trading.  The foregoing Value at Risk table — as well as the past performance of the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S and MLIB. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Portfolio Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Portfolio Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Funds’ primary market risk exposures as well as the strategies used and to be used by the trading advisors of the Portfolio Funds’ managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Portfolio Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Portfolio Funds. There can be no assurance that the Portfolio Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure; MLAI may urge the Portfolio Funds to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that the Portfolio Funds has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist simply of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Portfolio Funds.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this  quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.                         Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 23, 2012.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

(a)            Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$619,671	541,103	$1.1452
Feb-12	689,320	600,453	1.1480
Mar-12	817,050	702,960	1.1623
Apr-12	318,825	280,557	1.1364

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$2,910,402	2,548,290	$1.1421
Feb-12	3,476,983	3,039,587	1.1439
Mar-12	1,919,000	1,658,313	1.1572
Apr-12	2,955,000	2,614,119	1.1304

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.3729
Feb-12	1,500,000	1,088,534	1.3780
Mar-12	—	—	1.3969
Apr-12	50,000	36,566	1.3674

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$9,999	8,210	$1.2179
Feb-12	154,996	126,911	1.2213
Mar-12	72,117	58,304	1.2369
Apr-12	340,000	281,061	1.2097

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.2253
Feb-12	—	—	1.2298
Mar-12	—	—	1.2467
Apr-12	—	—	1.2204

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$409,999	404,219	$1.0143
Feb-12	—	—	1.0180
Mar-12	—	—	1.0320
Apr-12	—	—	1.0102

(1)  Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C, Class D1 and Class M Units are not subject to any sales commissions.

(b)         Not applicable.

(c)          Not applicable.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                             Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                   Are filed herewith.

32.01 and

32.02                                             Section 1350 Certifications

Exhibit 32.01

and 32.02                      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 11, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)