Form 10-Q
period 2012-06-30
Systematic Momentum FuturesAccess LLC
filed 2012-08-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, 640,134,013 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:

Cash	$97,878,842	$45,570
Investment in Portfolio Funds (Cost $648,614,847 at 2012 and $880,414,859 at 2011)	648,294,932	909,794,576
Receivable from Portfolio Fund	681,974	35,418,578
Other assets	—	119,995

TOTAL ASSETS	$746,855,748	$945,378,719

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,254,986	$1,596,782
Redemptions payable	23,491,914	34,062,410
Other liabilities	680,367	603,765

Total liabilities	25,427,267	36,262,957

MEMBERS’ CAPITAL:
Members’ Interest (640,134,013 Units and 782,897,013 Units outstanding; unlimited Units authorized)	721,428,481	909,115,762
Total members’ capital	721,428,481	909,115,762

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$746,855,748	$945,378,719

NET ASSET VALUE PER UNIT:

Class A	$1.1146	$1.1452
Class C	$1.1060	$1.1421
Class D	$1.3462	$1.3729
Class I	$1.1877	$1.2179
Class D1	$1.2014	$1.2253
Class M	$0.9946	$1.0143

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$11,153,198	$1,011,300	$17,468,244	$2,438,194
Change in unrealized, net	(21,069,559)	(46,546,584)	(29,699,632)	(76,795,545)

Total trading profit (loss), net	(9,916,361)	(45,535,284)	(12,231,388)	(74,357,351)

INVESTMENT INCOME:
Interest, net	—	68	—	152

EXPENSES:
Sponsor fee	4,042,299	5,299,652	8,570,143	10,516,286
Other	357,049	394,237	714,048	791,388
Total expenses	4,399,348	5,693,889	9,284,191	11,307,674

NET INVESTMENT INCOME (LOSS)	(4,399,348)	(5,693,821)	(9,284,191)	(11,307,522)

NET INCOME (LOSS)	$(14,315,709)	$(51,229,105)	$(21,515,579)	$(85,664,873)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	108,975,910	120,828,799	113,320,161	117,938,083
Class C	474,312,845	592,072,939	501,799,101	579,198,052
Class D	28,693,390	38,645,571	30,835,948	37,715,018
Class I	59,384,791	79,847,031	63,520,672	79,219,273
Class D1	17,362,464	32,992,785	18,450,668	34,349,506
Class M*	554,219	—	554,219	—

Net income (loss) per weighted average Unit
Class A	$(0.0194)	$(0.0575)	$(0.0274)	$(0.0968)
Class C	$(0.0215)	$(0.0602)	$(0.0313)	$(0.1029)
Class D	$(0.0203)	$(0.0596)	$(0.0231)	$(0.1038)
Class I	$(0.0194)	$(0.0593)	$(0.0257)	$(0.0993)
Class D1	$(0.0161)	$(0.0484)	$(0.0184)	$(0.0830)
Class M*	$(0.0157)	$—	$(0.0197)	$—

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

 (unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012
Class A	109,942,197	23,791,589	(11,691,069)	122,042,717	118,415,228	3,550,860	(19,536,444)	102,429,644
Class C	545,907,287	74,204,929	(30,987,090)	589,125,126	541,061,830	12,555,460	(116,273,429)	437,343,861
Class D	34,000,711	5,898,954	(3,316,073)	36,583,592	32,964,610	1,125,100	(7,208,756)	26,880,954
Class I	78,308,142	5,501,703	(3,210,732)	80,599,113	69,895,943	1,415,779	(15,006,533)	56,305,189
Class D1	35,556,370	546,379	(5,767,355)	30,335,394	20,409,402	—	(3,789,256)	16,620,146
Class M*	—	—	—	—	150,000	404,219	—	554,219

Total Members’ Units	803,714,707	109,943,554	(54,972,319)	858,685,942	782,897,013	19,051,418	(161,814,418)	640,134,013

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012
Class A	$137,682,539	$29,240,170	$(14,228,975)	$(11,420,903)	$141,272,831	$135,614,804	$4,100,416	$(22,448,771)	$(3,102,296)	$114,164,153
Class C	688,642,500	92,148,897	(37,672,129)	(59,615,259)	683,504,009	617,955,947	14,353,390	(132,902,527)	(15,720,308)	483,686,502
Class D	50,284,160	8,733,995	(4,715,689)	(3,914,976)	50,387,490	45,258,044	1,550,000	(9,907,636)	(712,991)	36,187,417
Class I	103,872,241	7,161,872	(4,150,254)	(7,863,303)	99,020,556	85,127,204	1,750,933	(18,377,152)	(1,630,030)	66,870,955
Class D1	46,930,446	711,112	(7,502,221)	(2,850,432)	37,288,905	25,007,612	—	(4,700,354)	(339,014)	19,968,244
Class M*	—	—	—	—	—	152,151	409,999	—	(10,940)	551,210

Total Members’ Interest	$1,027,411,886	$137,996,046	$(68,269,268)	$(85,664,873)	$1,011,473,791	$909,115,762	$22,164,738	$(188,336,440)	$(21,515,579)	$721,428,481

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1364	$1.1304	$1.3674	$1.2097	$1.2204	$1.0102

Net Realized and net change in unrealized trading profit (loss)	(0.0170)	(0.0168)	(0.0206)	(0.0181)	(0.0184)	(0.0152)
Expenses	(0.0048)	(0.0076)	(0.0006)	(0.0039)	(0.0006)	(0.0004)

Net asset value, end of period	$1.1146	$1.1060	$1.3462	$1.1877	$1.2014	$0.9946

Total Return: (a)

Total return	-1.92%	-2.16%	-1.55%	-1.82%	-1.55%	-1.55%

Ratios to Average Members’ Capital:

Expenses	0.42%	0.67%	0.04%	0.32%	0.04%	0.04%

Net investment income (loss)	-0.42%	-0.67%	-0.04%	-0.32%	-0.04%	-0.04%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1452	$1.1421	$1.3729	$1.2179	$1.2253	$1.0143

Net Realized and net change in unrealized trading profit (loss)	(0.0211)	(0.0209)	(0.0255)	(0.0225)	(0.0228)	(0.0189)
Expenses	(0.0095)	(0.0152)	(0.0012)	(0.0077)	(0.0011)	(0.0008)

Net asset value, end of period	$1.1146	$1.1060	$1.3462	$1.1877	$1.2014	$0.9946

Total Return: (a)

Total return	-2.68%	-3.17%	-1.95%	-2.48%	-1.95%	-1.95%

Ratios to Average Members’ Capital:

Expenses	0.83%	1.33%	0.08%	0.63%	0.08%	0.08%

Net investment income (loss)	-0.83%	-1.33%	-0.08%	-0.63%	-0.08%	-0.08%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (the “Fund”), formerly ML Systematic Momentum FuturesAccess LLC, a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”), the Sponsor of the Fund, among seven underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”).

MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Portfolio Funds’ commodity broker.  Merrill Lynch International Bank (“MLIB”) is the Portfolio Funds’ primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               INVESTMENTS IN PORTFOLIO FUNDS

The seven funds in which the Fund is invested as of June 30, 2012 are: Altis FuturesAccess LLC (“Altis”) (formerly ML Altis FuturesAccess LLC), Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”) (formerly ML John Locke FuturesAccess LLC), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ trading advisors.

The details of investments in Portfolio Funds at and for the six month period ended June 30, 2012, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	10.03%	$72,353,596	$(3,430,690)	$79,835,479	$(1,022,024)	$—	monthly
Transtrend	16.05%	115,765,751	9,199,587	114,420,414	(1,440,210)	—	monthly
Altis	10.03%	72,353,595	(1,653,652)	91,810,587	(1,024,987)	—	monthly
Winton	17.05%	123,001,111	(6,440,157)	110,769,073	(1,412,600)	—	monthly
Aspect	9.63%	69,466,173	(1,429,015)	60,092,992	(791,242)	—	monthly
John Locke	10.03%	72,353,595	(2,816,181)	75,978,572	(1,102,104)	—	monthly
BlueTrend	17.05%	123,001,111	(5,661,280)	115,707,730	(1,701,383)	—	monthly

	89.87%	$648,294,932	$(12,231,388)	$648,614,847	$(8,494,550)	$—

The details of investments in Portfolio Funds at and for the year ended December 31, 2011, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	17.01%	154,664,583	(19,424,860)	158,073,068	(3,583,948)	—	monthly
Altis	12.29%	111,702,199	(44,402,871)	129,319,659	(2,535,363)	—	monthly
Winton	17.01%	154,664,303	9,917,494	132,177,938	(3,655,604)	—	monthly
Aspect	9.45%	85,925,338	5,314,184	71,811,623	(2,029,046)	—	monthly
John Locke	13.23%	120,294,680	(11,808,229)	124,464,075	(2,790,838)	—	monthly
BlueTrend	18.79%	170,839,098	(2,353,478)	145,612,242	(3,468,874)	—	monthly
Tudor Tensor	12.29%	111,704,375	(13,295,954)	118,956,254	(2,589,847)	—	monthly

	100.07%	$909,794,576	$(76,053,714)	$880,414,859	$(20,653,520)	$—

In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure:

	As of June 30, 2012
	Total Assets	Total Liabilities	Total Capital
Transtrend	182,672,894	4,269,797	178,403,097
BlueTrend	205,580,805	8,098,930	197,481,875
Winton	1,160,569,164	37,355,040	1,123,214,124

Total	$1,548,822,863	$49,723,767	$1,499,099,096

	As of December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis	$118,202,967	$6,500,768	$111,702,199
Transtrend	234,879,250	13,832,941	221,046,309

Total	$353,082,217	$20,333,709	$332,748,508

	For the six months ended June 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Transtrend	11,369,727	(397,828)	(1,772,312)	9,199,587
BlueTrend	(3,441,623)	(324,678)	(1,894,979)	(5,661,280)
Winton	(4,815,684)	(98,611)	(1,525,862)	(6,440,157)

Total	$3,112,420	$(821,117)	$(5,193,153)	$(2,901,850)

	For the six months ended June 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Altis	$(31,167,873)	$(391,045)	$(1,394,718)	$(32,953,636)
John Locke	(13,531,682)	(623,150)	(1,528,190)	(15,683,022)

Total	$(44,699,555)	$(1,014,195)	$(2,922,908)	$(48,636,658)

3.               FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments is recorded on trade date. Realized profits and losses on investments are recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data. The investments in Portfolio Funds, as discussed below, are also included in this category.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds as a practical expedient, which management believes approximates fair value. These net asset values are the net asset value of the Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these Portfolio Fund’s in this case, would be classified as Level II.  There were no transfers to or from any level during the three and six months ended June 30, 2012.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2012	$648,294,932	$—	$648,294,932	$—
December 31, 2011	$909,794,576	$—	$909,794,576	$—

4.               MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements as the Fund invests in the Portfolio Funds which have similar market risks as mentioned below. The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective trading advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by respective trading advisors is sufficient to detect if any such intervention is needed.

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

The Portfolio Funds, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $41,019 and $85,821, respectively, of which $42,106 was payable to the Registrar and Transfer Agent as of June 30, 2012.

6.               SUBSEQUENT EVENTS

As of July 1, 2012 the Fund has invested in Lynx FuturesAccess LLC. Management has evaluated the impact of subsequent events on the Fund through the date the financials were able to be issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date generally equals the value of the Fund’s account under the management of the Portfolio Funds’ trading advisors as of such date, plus any other assets held by the Fund, minus accrued sponsor’s management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.2333	$1.2546	$1.2138	$1.2554	$1.1959	$1.1576
2012	$1.1480	$1.1623	$1.1364	$1.1449	$1.1710	$1.1146

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.2413	$1.2617	$1.2196	$1.2604	$1.1997	$1.1602
2012	$1.1439	$1.1572	$1.1304	$1.1380	$1.1629	$1.1060

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.4583	$1.4854	$1.4388	$1.4900	$1.4212	$1.3773
2012	$1.3780	$1.3969	$1.3674	$1.3794	$1.4126	$1.3462

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.3068	$1.3298	$1.2870	$1.3315	$1.2688	$1.2286
2012	$1.2213	$1.2369	$1.2097	$1.2192	$1.2474	$1.1877

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	$1.3015	$1.3257	$1.2841	$1.3298	$1.2684	$1.2292
2012	$1.2298	$1.2467	$1.2204	$1.2311	$1.2607	$1.2014

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2011	n/a	n/a	n/a	n/a	n/a	n/a
2012	$1.0180	$1.0320	$1.0102	$1.0191	$1.0436	$0.9946

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) investment in Portfolio Funds and (ii) cash.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or six months ended June 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012. Fund capital decreased 20.65% from $909,115,762 to $721,428,481.  This decrease was attributable to the net loss from operations of $21,515,579, coupled with the redemption of 161,814,418 Redeemable Units resulting in an outflow of $188,336,440.  The cash outflow was offset with cash inflow of $22,164,738 due to subscriptions of 19,051,418 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2012:

June 30, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$(444,482)	25.75%
Currencies	(3,515,848)	203.64%
Energy	(2,706,707)	156.78%
Interest rates	4,330,812	-250.85%
Metals	822,793	-47.66%
Stock indices	(213,032)	12.34%

Total	$(1,726,464)	100.00%

The Fund experienced a net trading loss for the quarter ended June 30, 2012 of $9,916,361

The Fund started the second quarter long risk assets and long fixed income. April and May were positive months, thanks to strong gains in fixed income, small gains in currencies and relatively smaller losses in equity indices and commodities. The Portfolio Funds trading advisors repositioned their portfolios during these two months to match the prevailing investment environment, shorting risk assets and increasing long positions in fixed income. June saw reversals in every asset class causing significant losses across asset classes that erased the gains from April and May.

In fixed income, the Portfolio Funds trading advisors started the second quarter long most markets. As the economic outlook began to deteriorate in April, yields started to head lower. In response, the Portfolio Funds trading advisors pushed their bets by adding to their long positions, resulting in strong gains as yields continued to make new lows. Gains were especially strong in May, as many fixed income markets reached new lows in yields. June saw a slight give back of these profits as yields backed-up due to improving sentiment.

In the three remaining asset classes, trend followers generally lost money, with equities posting the worst returns. As a result of strong upward trends in the first quarter, the Portfolio Funds trading advisors were positioned long equities in several geographies. In April, global equity indices were down, driven by growing debt related concerns in Europe as well as signs of slowing in various economies. These downward moves continued during May, accelerating in many markets. As the Portfolio Funds posted losses, the Portfolio Funds trading advisors started to reduce their long positions. Given that most trend-followers in the Fund use medium- to long-term signals, their reaction to reversals is not immediate and it takes some time to fully switch direction. It was not until late May that most Portfolio Funds trading advisors had finally exited most of their losing long positions and to go short. In June, equities recovered some, just as the Portfolio Funds trading advisors had established short positioning, adding to losses in this asset class.

Commodities suffered losses as well and followed a similar path as equity indices. The Portfolio Funds trading advisors started the quarter with a long bias. The big reversals in May caused losses and the Portfolio Funds trading advisors spent the month repositioning for a new bearish environment. As the markets recovered in June, Portfolio Funds sustained further losses on the newly initiated short positions. The biggest losses came in May from long positions in oil, metals and agricultural markets. Smaller losses were sustained in June in a choppy market environment.

Foreign exchange trading was also unprofitable. Starting the quarter, exposure to currencies was relatively low. In May, as the U.S. dollar rallied in a safe-haven play, the Portfolio Funds trading advisors adopted a long bias. Initially, this served them well in May as several currencies depreciated against the U.S. dollar. However, June saw a reversal as the European Union moved in a positive direction. As risk seeking returned to markets, the euro rallied against the U.S. dollar. The Portfolio Funds trading advisors had accumulated sizeable euro shorts in May, as it had exhibited a strong downward trend. With most currencies rallying against the U.S. dollar in June, losses were sustained. The asset class as a whole ended the quarter with negative performance, primarily due to euro losses.

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

April 1, 2011 to June 30, 2011

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2011:

June 30, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$1,483,473	-31.47%
Currencies	2,976,934	-63.17%
Energy	(2,721,962)	57.75%
Interest rates	(1,064,702)	22.59%
Metals	(7,040,698)	149.39%
Stock indices	1,654,009	-35.10%

Total	$(4,712,946)	100.00%

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

The Portfolio Fund’s risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk.  Due to the Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2012 and 2011.

Altis Class DS (1)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,559,700	2.60%	$3,511,512	$1,570,190
Energy	3,727,427	3.79%	4,029,618	3,288,717
Interest Rates	1,234,910	1.26%	2,147,073	424,911
Metals	1,582,172	1.61%	1,811,616	1,428,860
Stock Indices	358,077	0.36%	565,683	176,778
Currencies	1,813,797	1.85%	2,032,275	1,680,000

TOTAL	$11,276,083	11.47%	$14,097,777	$8,569,456

(1) Average capitalization of Altis Class DS is $98,282,084.

Altis Class DS (1)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$332,012	0.25%	$746,919	$27,921
Energy	4,873,379	3.73%	8,793,444	2,110,408
Interest Rates	825,192	0.63%	961,095	537,011
Metals	4,081,574	3.13%	4,773,454	2,642,365
Stock Indices	4,188,184	3.21%	6,962,534	2,279,609
Currencies	3,639,689	2.79%	7,232,723	268,027

TOTAL	$17,940,030	13.74%	$29,470,169	$7,865,341

(1) Average capitalization of Altis Class DS is $130,522,958.

Transtrend Class DS (2)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,029,912	2.19%	$3,230,760	$2,704,174
Energy	7,031,141	5.08%	7,910,893	5,733,569
Interest Rates	1,035,278	0.75%	1,288,143	734,794
Metals	1,415,901	1.02%	1,658,928	1,096,159
Stock Indices	1,264,248	0.91%	2,117,184	555,914
Currencies	1,548,391	1.12%	1,982,594	1,226,094

TOTAL	$15,324,871	11.07%	$18,188,502	$12,050,704

(2) Average capitalization of Transtrend Class DS is $138,309,149.

Transtrend Class DS (2)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,196,554	0.65%	$2,045,984	$469,078
Energy	1,277,517	0.69%	2,243,141	748,819
Interest Rates	671,625	0.36%	1,454,388	228,871
Metals	4,081,651	2.21%	7,240,322	2,348,429
Stock Indices	4,393,815	2.38%	6,072,093	2,590,456
Currencies	5,653,414	3.06%	8,034,317	3,199,645

TOTAL	$17,274,576	9.35%	$27,090,245	$9,585,298

(2) Average capitalization of Transtrend Class DS is $184,790,681.

Aspect Class DS (3)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,727,183	2.23%	$1,991,024	$1,418,607
Energy	1,087,968	1.40%	1,343,057	817,906
Interest Rates	825,263	1.06%	1,045,268	597,838
Metals	333,728	0.43%	536,270	166,752
Stock Indices	2,265,546	2.92%	2,486,366	2,030,021
Currencies	148,414	0.19%	210,827	97,145

TOTAL	$6,388,102	8.23%	$7,612,812	$5,128,269

(3) Average Capitalization of Aspect Class DS is $77,574,479.

Aspect Class DS (3)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$9,191	0.01%	$9,814	$8,435
Energy	2,411,936	2.34%	3,050,561	1,729,073
Interest Rates	943,035	0.91%	1,953,108	25,290
Metals	539,479	0.52%	842,432	267,208
Stock Indices	927,304	0.90%	1,331,860	527,930
Currencies	1,901,175	1.84%	2,299,976	1,556,640

TOTAL	$6,732,120	6.52%	$9,487,751	$4,114,576

(3) Average Capitalization of Aspect Class DS is $103,271,448.

Winton Class DS (4)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$994,227	0.71%	$1,109,444	$851,167
Energy	690,217	0.50%	1,132,340	288,464
Interest Rates	873,436	0.63%	1,492,178	369,509
Metals	1,600,744	1.15%	2,106,557	1,219,547
Stock Indices	3,134,497	2.25%	4,448,165	2,108,998
Currencies	1,273,451	0.91%	2,376,343	292,385

TOTAL	$8,566,572	6.15%	$12,665,027	$5,130,070

(4) Average capitalization of Winton Class DS is $139,342,732.

Winton Class DS (4)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,215,270	0.66%	$1,807,657	$700,448
Energy	1,604,699	0.87%	2,142,130	1,134,765
Interest Rates	414,808	0.22%	818,189	71,513
Metals	1,588,195	0.86%	2,986,677	380,147
Stock Indices	1,569,667	0.85%	2,922,552	411,935
Currencies	2,535,315	1.37%	2,821,575	2,211,753

TOTAL	$8,927,954	4.83%	$13,498,780	$4,910,561

(4) Average capitalization of Winton Class DS is $185,012,433.

John Locke Class DS (5)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,389,381	3.23%	$4,796,195	$1,721,437
Energy	1,147,523	1.09%	2,182,703	521,287
Interest Rates	846,425	0.81%	1,651,032	123,814
Metals	1,837,847	1.75%	2,441,414	1,402,415
Stock Indices	2,796,395	2.66%	3,905,755	1,454,923
Currencies	898,050	0.85%	1,814,646	333,031

TOTAL	$10,915,621	10.39%	$16,791,745	$5,556,907

(5) Average capitalization of John Locke Class DS is $105,047,150.

John Locke Class DS (5)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,402,384	0.98%	$2,231,682	$732,787
Energy	5,909,644	4.12%	7,775,344	4,449,902
Interest Rates	1,620,945	1.13%	2,325,466	879,747
Metals	2,564,741	1.79%	3,952,674	1,447,777
Stock Indices	1,237,132	0.86%	1,347,426	1,001,487
Currencies	1,452,845	1.01%	2,859,194	190,130

TOTAL	$14,187,691	9.89%	$20,491,786	$8,701,830

(5) Average capitalization of John Locke Class DS is $143,355,205.

BlueTrend Class DS (6)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,610,038	0.99%	$2,353,986	$814,769
Energy	3,239,304	1.99%	4,641,348	1,709,964
Interest Rates	4,613,757	2.83%	11,651,807	316,704
Metals	1,954,073	1.20%	2,337,954	1,376,195
Stock Indices	154,311	0.09%	340,352	46,570
Currencies	3,716,358	2.28%	7,732,910	164,817

TOTAL	$15,287,841	9.38%	$29,058,357	$4,429,019

(6) Average capitalization of BlueTrend Class DS is $162,848,511.

BlueTrend Class DS (6)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$289,527	0.17%	$625,460	$40,628
Energy	5,713,888	3.35%	6,449,064	4,267,045
Interest Rates	644,960	0.38%	977,906	407,671
Metals	1,202,030	0.71%	2,786,118	24,066
Stock Indices	6,876,643	4.04%	8,490,661	4,541,054
Currencies	2,266,153	1.33%	3,137,536	1,660,299

TOTAL	$16,993,201	9.98%	$22,466,745	$10,940,763

(6) Average capitalization of BlueTrend Class DS is $170,352,059.

Tudor Tensor Class DS (7)

	June 30, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$498,331	0.51%	$723,005	$286,960
Energy	1,026,678	1.05%	2,281,980	64,669
Interest Rates	1,237,395	1.26%	2,510,971	269,184
Metals	1,785,278	1.82%	3,065,063	833,944
Stock Indices	1,252,359	1.27%	1,916,483	771,668
Currencies	3,846,280	3.92%	6,066,754	1,825,060

TOTAL	$9,646,321	9.83%	$16,564,256	$4,051,485

(7) Average capitalization of Tudor Tensor Class DS is $98,241,117.

Tudor Tensor Class DS (7)

	June 30, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,900,476	1.43%	$2,379,200	$1,367,186
Energy	2,934,883	2.21%	4,933,750	1,190,081
Interest Rates	2,696,434	2.03%	4,208,264	1,330,827
Metals	980,762	0.74%	1,977,389	370,078
Stock Indices	772,437	0.58%	1,187,311	394,559
Currencies	2,785,038	2.10%	6,394,328	473,792

TOTAL	$12,070,030	9.09%	$21,080,242	$5,126,523

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$619,671	541,103	$1.1452
Feb-12	689,320	600,453	1.1480
Mar-12	817,050	702,960	1.1623
Apr-12	318,825	280,557	1.1364
May-12	616,200	538,213	1.1449
Jun-12	1,039,350	887,574	1.1710
Jul-12	323,700	290,419	1.1146

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$2,910,402	2,548,290	$1.1421
Feb-12	3,476,983	3,039,587	1.1439
Mar-12	1,919,000	1,658,313	1.1572
Apr-12	2,955,000	2,614,119	1.1304
May-12	1,928,000	1,694,200	1.1380
Jun-12	1,164,005	1,000,951	1.1629
Jul-12	1,402,060	1,267,685	1.1060

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.3729
Feb-12	1,500,000	1,088,534	1.3780
Mar-12	—	—	1.3969
Apr-12	50,000	36,566	1.3674
May-12	—	—	1.3794
Jun-12	—	—	1.4126
Jul-12	—	—	1.3462

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$9,999	8,210	$1.2179
Feb-12	154,996	126,911	1.2213
Mar-12	72,117	58,304	1.2369
Apr-12	340,000	281,061	1.2097
May-12	15,000	12,303	1.2192
Jun-12	1,158,821	928,990	1.2474
Jul-12	15,000	12,630	1.1877

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.2253
Feb-12	—	—	1.2298
Mar-12	—	—	1.2467
Apr-12	—	—	1.2204
May-12	—	—	1.2311
Jun-12	—	—	1.2607
Jul-12	—	—	1.2014

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$409,999	404,219	$1.0143
Feb-12	—	—	1.0180
Mar-12	—	—	1.0320
Apr-12	—	—	1.0102
May-12	—	—	1.0191
Jun-12	—	—	1.0436
Jul-12	—	—	0.9946

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

Item 6.                                     Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                        Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:              Are filed herewith.

32.01 and

32.02                                        Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101  Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)