Form 10-Q
period 2012-09-30
Systematic Momentum FuturesAccess LLC
filed 2012-11-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52505

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(Exact Name of Registrant as
specified in its charter)

Delaware	30-0408280
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of September 30, 2012, 578,622,215 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:

Cash	$515,734	$45,570
Investment in Portfolio Funds (Cost $652,212,836 at 2012 and $880,414,859 at 2011)	653,549,770	909,794,576
Receivable from Portfolio Fund	23,644,458	35,418,578
Other assets	—	119,995

TOTAL ASSETS	$677,709,962	$945,378,719

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$1,136,109	$1,596,782
Redemptions payable	23,242,553	34,062,410
Other liabilities	676,221	603,765

Total liabilities	25,054,883	36,262,957

MEMBERS’ CAPITAL:
Members’ Interest (578,622,215 Units and 782,897,013 Units outstanding; unlimited Units authorized)	652,655,079	909,115,762
Total members’ capital	652,655,079	909,115,762

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$677,709,962	$945,378,719

NET ASSET VALUE PER UNIT:

Class A	$1.1176	$1.1452
Class C	$1.1062	$1.1421
Class D	$1.3549	$1.3729
Class I	$1.1921	$1.2179
Class D1	$1.2092	$1.2253
Class M	$1.0010	$1.0143

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$5,269,023	$7,027,332	$22,737,267	$9,465,526
Change in unrealized, net	1,656,850	19,616,938	(28,042,782)	(57,178,607)

Total trading profit (loss), net	6,925,873	26,644,270	(5,305,515)	(47,713,081)

INVESTMENT INCOME:
Interest, net	—	36	—	188

EXPENSES:
Sponsor fee	3,623,349	5,247,927	12,193,492	15,764,213
Other	343,767	379,317	1,057,815	1,170,705
Total expenses	3,967,116	5,627,244	13,251,307	16,934,918

NET INVESTMENT INCOME (LOSS)	(3,967,116)	(5,627,208)	(13,251,307)	(16,934,730)

NET INCOME (LOSS)	$2,958,757	$21,017,062	$(18,556,822)	$(64,647,811)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	100,167,861	125,045,939	108,936,061	120,307,368
Class C	422,089,799	591,433,931	475,229,333	583,276,678
Class D	25,680,919	35,803,578	29,117,605	37,077,871
Class I	55,446,668	80,113,095	60,829,337	79,517,214
Class D1	16,372,858	29,999,432	17,758,064	32,899,481
Class M*	554,219	—	554,219	—

Net income (loss) per weighted average Unit
Class A	$0.0053	$0.0249	$(0.0236)	$(0.0690)
Class C	$0.0037	$0.0226	$(0.0298)	$(0.0793)
Class D	$0.0148	$0.0368	$(0.0115)	$(0.0701)
Class I	$0.0060	$0.0285	$(0.0213)	$(0.0701)
Class D1	$0.0092	$0.0317	$(0.0106)	$(0.0577)
Class M*	$0.0064	$—	$(0.0133)	$—

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012
Class A	109,942,197	31,834,881	(17,539,757)	124,237,321	118,415,228	4,613,647	(28,097,977)	94,930,898
Class C	545,907,287	92,816,090	(61,410,973)	577,312,404	541,061,830	15,493,014	(163,157,604)	393,397,240
Class D	34,000,711	6,889,653	(7,925,754)	32,964,610	32,964,610	1,125,100	(11,897,393)	22,192,317
Class I	78,308,142	6,919,777	(9,113,456)	76,114,463	69,895,943	1,440,369	(18,091,134)	53,245,178
Class D1	35,556,370	546,379	(10,899,726)	25,203,023	20,409,402	—	(6,107,039)	14,302,363
Class M*	—	—	—	—	150,000	404,219	—	554,219

Total Members’ Units	803,714,707	139,006,780	(106,889,666)	835,831,821	782,897,013	23,076,349	(227,351,147)	578,622,215

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012
Class A	$137,682,539	$38,742,269	$(21,206,231)	$(8,305,320)	$146,913,257	$135,614,804	$5,315,266	$(32,269,629)	$(2,567,333)	$106,093,108
Class C	688,642,500	114,079,025	(73,927,879)	(46,268,503)	682,525,143	617,955,947	17,667,891	(186,289,908)	(14,162,725)	435,171,205
Class D	50,284,160	10,122,993	(11,252,683)	(2,598,407)	46,556,063	45,258,044	1,550,000	(16,405,354)	(333,421)	30,069,269
Class I	103,872,241	8,924,714	(11,597,257)	(5,577,536)	95,622,162	85,127,204	1,780,858	(22,139,180)	(1,297,168)	63,471,714
Class D1	46,930,446	711,112	(13,976,540)	(1,898,045)	31,766,973	25,007,612	—	(7,523,804)	(188,808)	17,295,000
Class M*	—	—	—	—	—	152,151	409,999	—	(7,367)	554,783

Total Members’ Interest	$1,027,411,886	$172,580,113	$(131,960,590)	$(64,647,811)	$1,003,383,598	$909,115,762	$26,724,014	$(264,627,875)	$(18,556,822)	$652,655,079

* Units issued on December 1, 2011

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1146	$1.1060	$1.3462	$1.1877	$1.2014	$0.9946

Net Realized and net change in unrealized trading profit (loss)	0.0079	0.0079	0.0094	0.0084	0.0084	0.0069
Expenses	(0.0049)	(0.0077)	(0.0007)	(0.0040)	(0.0006)	(0.0005)

Net asset value, end of period	$1.1176	$1.1062	$1.3549	$1.1921	$1.2092	$1.0010

Total Return: (a)

Total return	0.27%	0.02%	0.65%	0.37%	0.65%	0.65%

Ratios to Average Members’ Capital:

Expenses	0.42%	0.67%	0.05%	0.32%	0.05%	0.05%

Net investment income (loss)	-0.42%	-0.67%	-0.05%	-0.32%	-0.05%	-0.05%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1452	$1.1421	$1.3729	$1.2179	$1.2253	$1.0143

Net Realized and net change in unrealized trading profit (loss)	(0.0132)	(0.0130)	(0.0162)	(0.0141)	(0.0144)	(0.0119)
Expenses	(0.0144)	(0.0229)	(0.0018)	(0.0117)	(0.0017)	(0.0014)

Net asset value, end of period	$1.1176	$1.1062	$1.3549	$1.1921	$1.2092	$1.0010

Total Return: (a)

Total return	-2.42%	-3.15%	-1.31%	-2.12%	-1.31%	-1.31%

Ratios to Average Members’ Capital:

Expenses	1.26%	2.01%	0.13%	0.96%	0.13%	0.13%

Net investment income (loss)	-1.26%	-2.01%	-0.13%	-0.96%	-0.13%	-0.13%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (the “Fund”), formerly ML Systematic Momentum FuturesAccess LLC, a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”), the Sponsor of the Fund, among eight underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”).

Merrill Lynch Alternative Investments LLC (MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Portfolio Funds. The Sponsor may select other parties as futures clearing broker(s).  Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Effective September 30, 2012, the Sponsor adopted an Amendment to the Fund’s Operating Agreement (the “Amendment”).  The Amendment revised the Fund’s Operating Agreement with respect to the following, among other things:

I.                Providing that an investor will be entitled to redeem all or part of such investor’s Units effective as of (a) the 15th calendar day of each month and/or (b) the last calendar day of each month (each, a redemption date), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th  of every month; provided that the Sponsor, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

II.           Providing that the Sponsor may admit new investors as of the 1st and 16th calendar day of each month, or as of such other times as the Sponsor may deem appropriate.

III.      Providing that operating expenses will be allocated among the Units pro rata based on their respective Net Asset Values as of the beginning of the relevant accounting period.

IV.       Permitting the Sponsor to adjust the allocation and other provisions of the Operating Agreement as to reflect the ability of investors to subscribe and redeem on a semi-monthly basis.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2012 and December 31, 2011  and the results of its operations for the three and nine months ended September 30, 2012 and 2011. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The eight funds in which the Fund is invested as of September 30, 2012 are: Altis FuturesAccess LLC (“Altis”) (formerly ML Altis FuturesAccess LLC), Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”) (formerly ML John Locke FuturesAccess LLC), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of investments in Portfolio Funds at and for the nine month period ended September 30, 2012, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Tudor Tensor	10.01%	$65,354,977	$(545,700)	$69,253,596	$(1,386,648)	$—	monthly
Transtrend	16.02%	104,567,963	7,938,883	104,541,264	(2,014,238)	(120,573)	monthly
Altis	10.01%	65,354,977	(2,711,073)	85,381,544	(1,383,029)	—	monthly
Winton	17.02%	111,103,462	(5,524,617)	100,072,194	(2,025,801)	(5,246)	monthly
Aspect	10.01%	65,354,977	(3,715,255)	58,938,256	(1,147,437)	(87,941)	monthly
John Locke	10.01%	65,354,977	(1,115,142)	67,725,421	(1,464,751)	—	monthly
BlueTrend	17.02%	111,103,460	1,527,329	99,738,085	(2,326,934)	(352,407)	monthly
Lynx	10.01%	65,354,977	(1,159,940)	66,562,476	(359,407)	(21,511)	monthly

	100.11%	$653,549,770	$(5,305,515)	$652,212,836	$(12,108,245)	$(587,678)

The details of investments in Portfolio Funds at and for the year ended December 31, 2011, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	17.01%	154,664,583	(19,424,860)	158,073,068	(3,583,948)	2,637	monthly
Altis	12.29%	111,702,199	(44,402,871)	129,319,659	(2,535,363)	—	monthly
Winton	17.01%	154,664,303	9,917,494	132,177,938	(3,655,604)	(2,484,077)	monthly
Aspect	9.45%	85,925,338	5,314,184	71,811,623	(2,029,046)	(1,341,779)	monthly
John Locke	13.23%	120,294,680	(11,808,229)	124,464,075	(2,790,838)	(10,429)	monthly
BlueTrend	18.79%	170,839,098	(2,353,478)	145,612,242	(3,468,874)	198,834	monthly
Tudor Tensor	12.29%	111,704,375	(13,295,954)	118,956,254	(2,589,847)	(7,422)	monthly

	100.07%	$909,794,576	$(76,053,714)	$880,414,859	$(20,653,520)	$(3,642,236)

In accordance with Regulation S-X, the following is summarized financial information for each of the Portfolio Funds which require disclosure:

	As of September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Transtrend	172,188,248	3,988,644	168,199,604
Aspect	313,124,949	12,713,037	300,411,912
Winton	1,159,252,756	29,878,255	1,129,374,501

Total	$1,644,565,953	$46,579,936	$1,597,986,017

	As of December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis	$118,202,967	$6,500,768	$111,702,199
Transtrend	234,879,250	13,832,941	221,046,309

Total	$353,082,217	$20,333,709	$332,748,508

	For the nine months ended September 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Transtrend	10,950,829	(557,110)	(2,454,836)	7,938,883
Aspect	(2,167,122)	(153,820)	(1,394,313)	(3,715,255)
Winton	(3,198,573)	(137,320)	(2,188,724)	(5,524,617)

Total	$5,585,134	$(848,250)	$(6,037,873)	$(1,300,989)

	For the nine months ended September 30, 2011
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Altis	$(37,551,043)	$(471,825)	$(2,081,598)	$(40,104,466)
John Locke	(17,123,951)	(615,985)	(3,092,511)	(20,832,447)

Total	$(54,674,994)	$(1,087,810)	$(5,174,109)	$(60,936,913)

3.                    FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchases and sales of investments are recorded on trade date. Realized profits and losses on investments are recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these Portfolio Fund’s in this case, would be classified as Level II.  There were no transfers to or from any level during the three and nine months ended September 30, 2012.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2012	$653,549,770	$—	$653,549,770	$—
December 31, 2011	$909,794,576	$—	$909,794,576	$—

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements as the Fund invests in the Portfolio Funds which have similar market risks as mentioned below. The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Fund’s net unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Portfolio Funds’ Statements of Financial Condition.  The Portfolio Funds’ exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

The Portfolio Funds, in the normal course of business, enters into various contracts, with MLPF&S acting as the futures clearing broker and MLIB as the foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Concentration Risk

The Fund’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Fund’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Fund.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $35,419 and $121,241, respectively, of which $34,999 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.2333	$1.2546	$1.2138	$1.2554	$1.1959	$1.1576	$1.1988	$1.1885	$1.1825
2012	$1.1480	$1.1623	$1.1364	$1.1449	$1.1710	$1.1146	$1.1707	$1.1523	$1.1176

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.2413	$1.2617	$1.2196	$1.2604	$1.1997	$1.1602	$1.2005	$1.1892	$1.1822
2012	$1.1439	$1.1572	$1.1304	$1.1380	$1.1629	$1.1060	$1.1607	$1.1415	$1.1062

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.4583	$1.4854	$1.4388	$1.4900	$1.4212	$1.3773	$1.4281	$1.4176	$1.4123
2012	$1.3780	$1.3969	$1.3674	$1.3794	$1.4126	$1.3462	$1.4158	$1.3952	$1.3549

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.3068	$1.3298	$1.2870	$1.3315	$1.2688	$1.2286	$1.2727	$1.2622	$1.2563
2012	$1.2213	$1.2369	$1.2097	$1.2192	$1.2474	$1.1877	$1.2479	$1.2286	$1.1921

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	$1.3015	$1.3257	$1.2841	$1.3298	$1.2684	$1.2292	$1.2746	$1.2652	$1.2604
2012	$1.2298	$1.2467	$1.2204	$1.2311	$1.2607	$1.2014	$1.2635	$1.2452	$1.2092

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	Jun.	Jul.	Aug.	Sept.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2012	$1.0180	$1.0320	$1.0102	$1.0191	$1.0436	$0.9946	$1.0460	$1.0308	$1.0010

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) investment in Portfolio Funds and (ii) cash.   Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three or nine months ended September 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012. Fund capital decreased 28.21% from $909,115,762 to $652,655,079.  This decrease was attributable to the net loss from operations of $18,556,822, coupled with the redemption of 227,351,147 Redeemable Units resulting in an outflow of $264,627,875.  The cash outflow was offset with cash inflow of $26,724,014 due to subscriptions of 23,076,349 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each Member is individually responsible for reporting income or loss based on such Member’s respective share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC’s guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2012 to September 30, 2012

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

July 1, 2012 to September 30, 2012

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2012:

September 30, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$(1,040,077)	200.43%
Currencies	(202,217)	38.97%
Energy	(96,416)	18.58%
Interest rates	8,599,551	-1657.15%
Metals	(2,072,882)	399.45%
Stock indices	(5,706,894)	1099.73%

Total	$(518,935)	100.00%

The Fund experienced a net trading gain for the quarter ended September 30, 2012 of $6,925,873.

The Fund started the third quarter with a bearish, risk-off posture. Overall exposure levels were moderate and the largest exposures were in long fixed income positions. In foreign exchange, short positions in the euro were the dominant exposure. Other foreign exchange exposure included small short positions in the Canadian dollar, British pound, and Swiss franc and small long positions in the Japanese yen and Australian dollar.  Equity exposure was limited, but long biased due to long positions in the U.S.  Elsewhere, equity exposure was more mixed with a combination of long and short positions resulting in a small net long position in European equities and a small net short position in Asian equities. Commodity exposure was short biased in most sectors except grains.

Fixed income was the largest exposure and best-performing asset class during the third quarter. Within fixed income, the most common exposures and largest contributors to performance were long positions. In July, long positions in both bonds and shorter-dated instruments were profitable. As yields backed-up later in the quarter, long bond positions resulted in losses in both August and September, but gains still outweighed losses. The Portfolio Funds remained long biased throughout the quarter. However, the size of positions was reduced as reversals made this a more challenging sector.

Equities, on the other hand, offered a very different exposure and return profile.  The Fund came into the quarter with limited equity exposure but a net long bias. While fixed income exposure was reduced over the course of the quarter, equity exposure increased in response to accommodative central bank policies.  Long positions in the U.S. and Europe generated gains in August and September.

Foreign exchange contributed positively to performance early in the quarter but suffered losses later on as markets reversed.  Within foreign exchange, the most common trade was short positions in the euro. These trades were positive contributors in July but incurred losses in August and September in connection with European Central Bank President Draghi’s comment “to do whatever it takes to preserve the euro” propelled the currency higher.  Short euro positions, in fact, were one of the largest detractors in August. By the quarter’s end, short euro positions still remained in the portfolio, but they had been significantly reduced.  The portfolio held other positions in foreign exchange, including short positions in the British pound and long positions in the Japanese yen and Australian and Canadian dollars but in much smaller size.

Commodity trading contributed positively to performance in July and August, but the sector had the greatest impact on the Portfolio Funds in September.  During that month a series of reversals resulted in sizable losses. While long positions in precious metals generated gains, the Portfolio Funds experienced losses in other sectors. Long positions in oil, which generated some gains in August, were hurt by September’s sell-off.  Conversely, short positions in natural gas were hurt by rising prices in that sector.  Short positions in industrial metals suffered losses as accommodative central bank policies diminished global growth concerns.  Long positions in grains, which had been profitable earlier in quarter, were hurt as signs that the U.S. harvest might be better than originally expected resulted in a steep retracement.

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

July 1, 2011 to September 30, 2011

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2011:

September 30, 2011

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$4,665,008	27.52%
Currencies	(146,706)	-0.87%
Energy	5,350,936	31.56%
Interest rates	3,403,181	20.07%
Metals	3,914,414	23.09%
Stock indices	(231,716)	-1.37%

Total	$16,955,115	100.00%

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2012 and 2011.

Altis Class DS (1)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,249,885	2.51%	$3,511,512	$1,433,465
Energy	2,894,606	3.23%	4,029,618	1,080,614
Interest Rates	849,352	0.95%	2,147,073	68,791
Metals	2,282,766	2.55%	4,276,043	1,428,860
Stock Indices	618,721	0.69%	1,323,230	176,778
Currencies	1,549,751	1.73%	2,032,275	898,332

TOTAL	$10,445,081	11.66%	$17,319,751	$5,086,840

(1) Average capitalization of Altis Class DS is $89,650,070.

Altis Class DS (1)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$866,157	0.67%	$2,247,955	$27,921
Energy	4,055,703	3.13%	8,793,444	2,110,408
Interest Rates	1,335,972	1.03%	2,739,606	537,011
Metals	4,050,037	3.13%	4,773,454	2,642,365
Stock Indices	2,914,756	2.25%	6,962,534	329,023
Currencies	3,130,247	2.42%	7,232,723	268,027

TOTAL	$16,352,872	12.63%	$32,749,716	$5,914,755

(1) Average capitalization of Altis Class DS is $129,458,233.

Transtrend Class DS (2)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,966,478	1.51%	$3,095,285	$87,287
Energy	4,514,917	3.47%	7,579,168	67,194
Interest Rates	1,808,203	1.39%	3,679,368	703,982
Metals	1,777,142	1.37%	2,799,851	1,050,194
Stock Indices	2,837,744	2.18%	6,512,918	532,603
Currencies	1,189,315	0.91%	1,899,458	559,796

TOTAL	$14,093,799	10.83%	$25,566,048	$3,001,056

(2) Average capitalization of Transtrend Class DS is $130,180,583.

Transtrend Class DS (2)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,187,361	0.65%	$2,047,893	$469,516
Energy	2,496,337	1.37%	6,420,443	749,518
Interest Rates	1,149,350	0.63%	2,738,610	229,084
Metals	3,942,234	2.16%	7,247,078	2,350,620
Stock Indices	2,978,850	1.63%	6,077,759	95,103
Currencies	3,923,673	2.15%	8,041,814	306,584

TOTAL	$15,677,805	8.59%	$32,573,597	$4,200,425

(2) Average capitalization of Transtrend Class DS is $182,738,983.

Aspect Class DS (3)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,326,846	1.77%	$1,908,689	$625,956
Energy	1,449,112	1.93%	2,484,887	784,083
Interest Rates	1,101,098	1.47%	1,891,122	573,115
Metals	374,570	0.50%	531,679	159,856
Stock Indices	1,514,165	2.01%	2,383,547	185,982
Currencies	392,581	0.52%	981,469	93,128

TOTAL	$6,158,372	8.20%	$10,181,393	$2,422,120

(3) Average Capitalization of Aspect Class DS is $75,154,747.

Aspect Class DS (3)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$237,848	0.23%	$749,180	$7,701
Energy	2,238,702	2.19%	2,785,084	1,578,599
Interest Rates	1,048,086	1.03%	1,783,137	23,089
Metals	604,425	0.59%	890,520	243,954
Stock Indices	833,617	0.82%	1,215,954	481,987
Currencies	1,608,525	1.58%	2,099,819	1,297,512

TOTAL	$6,571,203	6.44%	$9,523,694	$3,632,842

(3) Average Capitalization of Aspect Class DS is $102,098,672.

Winton Class DS (4)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$693,911	0.52%	$996,663	$250,960
Energy	566,665	0.43%	1,017,232	259,141
Interest Rates	2,012,641	1.51%	4,991,189	331,947
Metals	1,385,556	1.04%	1,892,415	1,087,917
Stock Indices	2,093,159	1.57%	3,995,986	550,281
Currencies	1,076,596	0.81%	2,134,776	262,663

TOTAL	$7,828,528	5.88%	$15,028,261	$2,742,909

(4) Average capitalization of Winton Class DS is $132,989,352.

Winton Class DS (4)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$930,272	0.51%	$1,621,906	$462,721
Energy	1,513,139	0.83%	2,047,064	1,018,159
Interest Rates	980,212	0.54%	2,708,686	64,164
Metals	1,682,633	0.92%	2,710,707	341,084
Stock Indices	1,531,040	0.84%	2,622,237	369,605
Currencies	1,682,757	0.92%	2,531,636	378,263

TOTAL	$8,320,053	4.56%	$14,242,236	$2,633,996

(4) Average capitalization of Winton Class DS is $183,164,288.

John Locke Class DS (5)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,371,245	2.51%	$4,796,195	$325,931
Energy	1,547,448	1.64%	2,450,551	521,287
Interest Rates	1,172,506	1.24%	1,904,936	123,814
Metals	1,382,831	1.47%	2,441,414	460,036
Stock Indices	2,737,787	2.90%	3,905,755	1,454,923
Currencies	847,932	0.90%	1,814,646	333,031

TOTAL	$10,059,749	10.66%	$17,313,497	$3,219,022

(5) Average capitalization of John Locke Class DS is $94,385,616.

John Locke Class DS (5)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,081,209	1.46%	$4,832,956	$732,787
Energy	4,924,042	3.47%	7,775,344	1,920,130
Interest Rates	1,217,235	0.86%	2,325,466	266,488
Metals	3,479,215	2.45%	7,460,069	1,447,777
Stock Indices	921,889	0.65%	1,347,426	189,489
Currencies	1,255,406	0.88%	2,859,194	190,130

TOTAL	$13,878,996	9.77%	$26,600,455	$4,746,801

(5) Average capitalization of John Locke Class DS is $142,080,766.

BlueTrend Class DS (6)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,095,578	0.73%	$2,214,824	$211,393
Energy	2,200,807	1.47%	4,366,963	416,843
Interest Rates	3,351,835	2.24%	10,962,979	297,982
Metals	1,655,585	1.11%	2,199,740	1,060,707
Stock Indices	1,812,172	1.21%	6,273,074	43,817
Currencies	3,721,463	2.49%	7,275,759	155,073

TOTAL	$13,837,440	9.25%	$33,293,339	$2,185,815

(6) Average capitalization of BlueTrend Class DS is $149,443,397.

BlueTrend Class DS (6)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,177,188	0.69%	$3,684,819	$40,969
Energy	4,024,321	2.34%	6,503,240	456,057
Interest Rates	817,522	0.48%	1,439,863	411,095
Metals	3,433,944	2.00%	9,847,669	24,269
Stock Indices	5,100,939	2.97%	8,561,988	1,190,820
Currencies	1,868,382	1.09%	3,163,893	859,290

TOTAL	$16,422,296	9.57%	$33,201,472	$2,982,500

(6) Average capitalization of BlueTrend Class DS is $171,835,960.

Tudor Tensor Class DS (7)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$546,812	0.61%	$723,005	$286,960
Energy	960,978	1.07%	2,281,980	64,669
Interest Rates	977,957	1.09%	2,510,971	269,184
Metals	1,386,997	1.55%	3,065,063	554,163
Stock Indices	1,226,751	1.37%	1,916,483	771,668
Currencies	3,757,341	4.19%	6,066,754	1,825,060

TOTAL	$8,856,836	9.88%	$16,564,256	$3,771,704

(7) Average capitalization of Tudor Tensor Class DS is $89,621,393.

Tudor Tensor Class DS (7)	September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,714,685	1.30%	$2,379,200	$992,130
Energy	2,877,042	2.19%	4,933,750	1,190,081
Interest Rates	2,244,558	1.71%	4,208,264	990,433
Metals	1,050,075	0.80%	1,977,389	370,078
Stock Indices	543,267	0.41%	1,187,311	62,733
Currencies	2,457,102	1.87%	6,394,328	473,792

TOTAL	$10,886,729	8.28%	$21,080,242	$4,079,247

(7) Average capitalization of Tudor Tensor Class DS is $131,422,393.

Lynx Class DS (8)	September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$410,083	0.59%	$426,033	400,494
Energy	725,401	1.04%	753,616	708,439
Interest Rates	3,267,876	4.70%	3,394,980	3,191,460
Metals	1,457,829	2.10%	1,514,532	1,423,739
Stock Indices	2,380,002	3.42%	2,472,572	2,324,348
Currencies	1,483,234	2.13%	1,540,924	1,448,550

TOTAL	$9,724,425	13.98%	$10,102,657	$9,497,030

(8) Average capitalization of Lynx Class DS is $69,508,704.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$619,671	541,103	$1.1452
Feb-12	689,320	600,453	1.1480
Mar-12	817,050	702,960	1.1623
Apr-12	318,825	280,557	1.1364
May-12	616,200	538,213	1.1449
Jun-12	1,039,350	887,574	1.1710
Jul-12	323,700	290,419	1.1146
Aug-12	73,125	62,463	1.1707
Sep-12	818,025	709,905	1.1523
Oct-12	70,200	62,813	1.1176

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$2,910,402	2,548,290	$1.1421
Feb-12	3,476,983	3,039,587	1.1439
Mar-12	1,919,000	1,658,313	1.1572
Apr-12	2,955,000	2,614,119	1.1304
May-12	1,928,000	1,694,200	1.1380
Jun-12	1,164,005	1,000,951	1.1629
Jul-12	1,402,060	1,267,685	1.1060
Aug-12	380,000	327,389	1.1607
Sep-12	1,532,441	1,342,480	1.1415
Oct-12	764,000	690,653	1.1062

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.3729
Feb-12	1,500,000	1,088,534	1.3780
Mar-12	—	—	1.3969
Apr-12	50,000	36,566	1.3674
May-12	—	—	1.3794
Jun-12	—	—	1.4126
Jul-12	—	—	1.3462
Aug-12	—	—	1.4158
Sep-12	—	—	1.3952
Oct-12	—	—	1.3549

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$9,999	8,210	$1.2179
Feb-12	154,996	126,911	1.2213
Mar-12	72,117	58,304	1.2369
Apr-12	340,000	281,061	1.2097
May-12	15,000	12,303	1.2192
Jun-12	1,158,821	928,990	1.2474
Jul-12	15,000	12,630	1.1877
Aug-12	14,925	11,960	1.2479
Sep-12	—	—	1.2286
Oct-12	—	—	1.1921

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.2253
Feb-12	—	—	1.2298
Mar-12	—	—	1.2467
Apr-12	—	—	1.2204
May-12	—	—	1.2311
Jun-12	—	—	1.2607
Jul-12	—	—	1.2014
Aug-12	—	—	1.2635
Sep-12	—	—	1.2452
Oct-12	—	—	1.2092

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$409,999	404,219	$1.0143
Feb-12	—	—	1.0180
Mar-12	—	—	1.0320
Apr-12	—	—	1.0102
May-12	—	—	1.0191
Jun-12	—	—	1.0436
Jul-12	—	—	0.9946
Aug-12	—	—	1.0460
Sep-12	—	—	1.0308
Oct-12	—	—	1.0010

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

Item 6.                       Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101  Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)