Form 10-K
period 2012-12-31
Systematic Momentum FuturesAccess LLC
filed 2013-03-27
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

Four World Financial Center, 11th Floor

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

As of February 28, 2013 Units of limited liability company interest with a Net Asset Value of  $495,268,862 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Reports and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Systematic Momentum FuturesAccess LLC (formerly ML Systematic Momentum FuturesAccess LLC) (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) Fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”), the Sponsor of the Fund, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”). Presently there are eight Portfolio Funds. MLAI is the sponsor of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker of the Portfolio Funds. MLAI may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker of the Portfolio Funds. MLAI may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “Futures Access Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FutuesAccess Funds. Each of the FuturesAccess Funds implements a different trading strategy.

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust, Bank of America Private Wealth Management and other divisions of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Portfolio Funds in which the Fund presently invests are specified below, and may change from time to time based on the investment discretion of MLAI.  Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”).  The Trading Advisors primarily employ systematic trading strategies, which seek to identify market and price trends and take positions in the direction of these trends.  The Trading Advisors may also implement a variety of other pattern recognition and price movement trading systems.  See “Portfolio Funds’ Trading Programs,” below.  MLAI has full discretion over the selection of, and allocation and reallocation of Fund capital among the Portfolio Funds, see “Portfolio Funds—Selection and Allocations,” below.

Unless the context requires otherwise, references herein to the trading activities, cash management, expenses and portfolio of the Fund refer to the Fund’s indirect activities engaged in, cash management, expenses incurred and portfolio held through each Portfolio Fund, and reference to the Trading Advisor herein include each Trading Advisor.  The term “Trading Program” includes the Fund’s overall approach as well as each Trading Advisor’s strategy, as applicable.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s interests in the Portfolio Funds as of that date plus any other assets held by the Fund, minus accrued Sponsor fees, any offering or operating costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012 the Net Asset Value and the Net Asset Value per Unit in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $543,069,764 and $1.0689 for Class A, $1.0554 for Class C, $1.3008 for Class D, $1.1413 for Class I, $1.1609 for Class D1 and $0.9610 for Class M.

Since the Fund began trading activities the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class C was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class D was $1.4900 (April 30, 2011) and the lowest was $1.0212 (August 31 2007). The highest month-end Net Asset Value per Unit for Class I was $1.3315 (April 30, 2011) and the lowest was $0.9500 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D1 was $1.3298 (April 30, 2011) and the lowest was $0.9113 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class DA was $1.0282 (December 31, 2008) and the lowest was $0.9460 (July 31, 2009).  The highest month-end Net Asset Value per Unit for Class M was $1.0460 (July 31, 2012) and the lowest was $.9481 (November 15, 2012).

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

The Portfolio Funds in which the Fund holds investments as of December 31, 2012 are:  Altis FuturesAccess LLC (the “Altis Fund”), Aspect FuturesAccess LLC (the “Aspect Fund”), ML BlueTrend FuturesAccess LLC (the “BlueTrend Fund”), John Locke FuturesAccess LLC (the “John Locke Fund”), Lynx FuturesAccess LLC (the “Lynx Fund”), ML Transtrend DTP Enhanced FuturesAccess LLC (the “Transtrend Fund”), Tudor Tensor FuturesAccess LLC (the “Tudor Fund”), ML Winton FuturesAccess LLC (the “Winton Fund”).  Each underlying Portfolio Fund has its own Trading Advisor.

Portfolio Funds—Selection and Allocations

MLAI is responsible for identifying and selecting the underlying FuturesAccess Funds as Portfolio Funds in which the Fund invests, as well as for allocating and rebalancing Fund capital among the Portfolio Funds in an effort to maintain target allocations established by MLAI.

MLAI may use quantitative performance criteria, analytical and statistical techniques, market experience, qualitative due diligence and the subjective judgment of MLAI personnel in reviewing and selecting prospective FuturesAccess Funds as Portfolio Funds for the Fund.  Selecting FuturesAccess Funds for inclusion in the Fund’s portfolio ultimately involves the subjective evaluation of both quantitative and qualitative factors by MLAI’s personnel.  In evaluating a trading advisor of a FuturesAccess Fund for possible inclusion in the Fund’s portfolio, MLAI considers a number of factors, which may include, but are not limited to, certain of the following factors:  (i) the type of systematic-based trading strategy implemented and the time frames over which the systems operate; (ii) business acumen, organizational infrastructure and internal controls; (iii) assets under management and track record; (iv) quantitative performance analysis; (v) risk management controls and procedures; (vi) business terms; (vii) conflicts of interest; (viii) the professional background, reputation and experience of a trading advisor’s principals and key personnel; (ix) commitment of the personal assets of a trading advisor’s principals and key personnel to the FuturesAccess Fund; (x) the diversification potential of including the FuturesAccess Fund together with the other FuturesAccess Funds in the Fund’s portfolio; and (xi) the sophistication and depth of resources committed to ongoing research effort.  MLAI may consider a variety of factors in allocating and reallocating the Fund’s capital among underlying FuturesAccess Funds, and the list above is illustrative only.

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

During the fiscal year ended December 31, 2012, MLAI did not terminate any of the Trading Advisors.

Portfolio Funds and Trading Advisors

(a) The Fund currently invests in the following underlying Portfolio Funds which are advised, respectively, by the Trading Advisors as indicated below:

Portfolio Funds	Trading Advisors

Altis FuturesAccess LLC	Altis Partners (Jersey) Limited
(the “Altis Fund”)	(“Altis”)
Aspect FuturesAccess LLC	Aspect Capital Limited*
(the “Aspect Fund”)	(“Aspect”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited*
(the “Winton Fund”)	(“Winton”)
John Locke FuturesAccess LLC	John Locke Investments SA
(the “John Locke Fund”)	(“John Locke”)
ML BlueTrend FuturesAccess LLC	BlueCrest Capital Management, L.P.*
(the “BlueTrend Fund”)	(“BlueTrend”)
Tudor Tensor FuturesAccess LLC	Tudor Investment Corporation*
(the “Tudor Fund”)	(“Tudor”)
Lynx FuturesAccess LLC	Lynx Asset Management AB*
(the “Lynx Fund”)	(“Lynx”)

* This Trading Advisor is registered under the Investment Advisers Act of 1940.

(b) The allocation percentages of the Fund’s investment in the underlying Portfolio Funds as of December 31, 2012 are as follows:

Altis FuturesAccess LLC	10.00%
Aspect FuturesAccess LLC	10.00%
ML Transtrend FuturesAccess LLC	16.00%
ML Winton FuturesAccess LLC	17.00%
John Locke FuturesAccess LLC	10.00%
ML Bluetrend FuturesAccess LLC	17.00%
Tudor Tensor FuturesAccess LLC.	10.00%
Lynx FuturesAccess LLC	10.00%

(c) Each of the Portfolio Funds is managed by MLAI.  Each Trading Advisor has entered into an advisory agreement with the relevant Portfolio Fund and MLAI.  After the initial term of an advisory agreement, the advisory agreement generally will be automatically renewed for successive periods, on the same terms, unless terminated by either the Trading Advisor or the Portfolio Fund upon written notice to the other party.  In addition, the advisory agreements may be terminated at any time upon the occurrence of certain events, such as the aggregate capitalization of a Portfolio Fund falling below a specified level or as a result of a material breach of an advisory agreement by any of the parties.  An advisory agreement will also terminate immediately if the applicable Portfolio Fund is terminated and dissolved as determined by MLAI.  The trading strategies and investment objectives of each of the Portfolio Funds are outlined in “Portfolio Funds’ Trading Programs,” below.

Portfolio Funds’ Trading Programs

Portfolio Funds

Altis trades its Global Futures Portfolio for the Altis Fund (the “Altis Trading Program”).  Altis engages primarily in the management of futures, futures on options and F/X trading. The Altis Trading Program participates in over 140 worldwide futures markets over multiple maturities.  The Altis Program is a systematic, automated trading program that builds on the market experience of Altis’ principals and employs an asset allocator.  The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system.  Investment changes are implemented after considering their effect on the whole portfolio, not just the individual markets concerned.

The Altis Trading Program is designed to give investors participation in broad sectors of the world economy.  Altis trades in financial and commodity markets worldwide.  Types of instruments traded include, but are not limited to, energies, metals, grains and livestock.  Altis will also trade commodity indices, stock indices, currencies, F/X and other related futures and/or option contracts.

Aspect Fund

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”).  The Aspect Trading Program applies a systematic and broadly diversified global investment system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aims to achieve long-term diversification.

The Aspect Trading Program employs an automated system to collect, process and analyze market data (including current and historical price data) and identify and exploit directional moves in market behavior.  The Aspect Trading Program trades across a variety of frequencies to exploit trends over a range of timescales.  Positions are taken according to the aggregate signal and are adjusted to control risk.

Generally, the Aspect Trading Program maintains positions in the majority of traded markets.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

The core objectives of the Aspect Trading Program are to:  produce strong medium-term capital growth; seek and exploit profit opportunities in both rising and falling markets using a quantitative and systematic investment process; seek long-term diversification away from overall movements in traditional bond and stock markets; and minimize risk by operating in a diverse range of markets and sectors using an investment process that adheres to pre-defined and monitored risk limits and determines market exposure in accordance with factors including, but not limited to, market correlation, volatility, liquidity and the cost of market access.

The Aspect Trading Program is not applied by Aspect with any pre-determined preference for any market.  Rather, allocations to strategies and individual markets depend upon an analysis of a range of factors which may include liquidity, correlation and cost of execution.  Allocations are currently made on a long-term average risk basis which takes into account varying levels of market volatility and intra-market correlation.  These allocations are subject to regular review and may change from time to time at Aspect’s discretion.

A fundamental principle of Aspect’s investment approach is the importance of a risk management framework.  Aspect’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing trades will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where Aspect believes that an intervention may be in the best interests of the Aspect Fund.  In terms of the second stream, Aspect has an Operational Risk Committee which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

BlueTrend Fund

BlueCrest trades its BlueTrend Program for the BlueTrend Fund (the “BlueTrend Trading Program”).  The BlueTrend Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  BlueCrest aims to apply scientific techniques to the analysis and modeling of markets, thereby seeking to deliver reliable trading systems with absolute returns and superior risk and rewards.  The BlueTrend Trading Program trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

The BlueTrend Trading Program seeks to achieve long-term appreciation in the value of its assets and to maintain an exceptional risk/return ratio by focusing on continuous research and development.  The BlueTrend Trading Program’s systematic trading team combines research, model development, implementation and execution functions.  The BlueTrend Fund’s portfolio construction is regularly reviewed with a view to achieving its goal of delivering superior returns while maintaining diversity.

The trading strategy utilized by the BlueTrend Fund is a systematic trading model.  Capital allocation decisions between the models, between the markets within a model and individual buy and sell decisions within such markets are made on a systematic basis using quantitative analysis.

John Locke Fund

John Locke trades its JLI Systematic Program (the “John Locke Trading Program”) for the John Locke Fund. The John Locke Trading Program’s investment objective is to achieve substantial long-term capital appreciation while offering an efficient diversified investment vehicle trading in futures contracts and forward markets.

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

John Locke’s investment process is based on the systematic application of computerized trading strategies, qualified within a quantified risk management framework.  The strategies are purely technical, based on in-depth analysis of market price movements.

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

Lynx Fund

Lynx trades its Lynx Program for the Lynx Fund (the “Lynx Trading Program”).  The Lynx Trading Program trades futures contracts on the global futures markets.  The Lynx Trading Program is managed by applying a well-structured management process that includes a focus on risk management.  Lynx uses systematic futures trading programs or models to produce trading signals on a largely automated basis to trade futures contracts in the equity, fixed income, commodity and F/X asset classes.

One of the most important aspects of Lynx’s management process is model development.  Lynx believes that as financial markets are constantly developing, it is important to be continually improving the models used in the management of the program and developing new ones.  Lynx has created databases containing historical price information for a wide variety of different financial instruments, in which the data series often go back thirty years or more.  Ideas about how to improve the models in current use are tested on historical data using software developed by Lynx.  Another important activity is to attempt to improve the portfolio structure by developing methods for allocating risk between different models and different markets.

The aim is for the models used in the management of the Lynx Trading Program to complement each other and contribute to greater diversification and a more uniform return.  The models complement each other in terms of structure as well as the time horizons they operate within.  In the very short-term models, the average duration of the positions typically is only a couple of hours, while in the models with the longest time horizon, the average life of a holding generally is several months.

Transtrend Fund

Transtrend trades its Diversified Trend Program (the “Transtrend Trading Program”) for the Transtrend Fund.

The Transtrend Trading Program trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on regulated markets, such as exchanges, and/or OTC markets.  The instruments that Transtrend trades may also include other derivative, margined instruments, traded on regulated and/or OTC markets.  The Transtrend Trading Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, “synthetics,” of instruments.

While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on the performance of the Fund.

The Transtrend Trading Program may hold positions in different instruments with one or more trading systems.  The simultaneous application of diverging trading systems, each with a positive profit expectancy over the course of time, can contribute to a different timing of both purchase and sale transactions, thus enhancing smoother performance characteristics when compared to a single trading system.  However, the profitability of trading systems, individually or in combination, cannot be guaranteed and the Transtrend Fund may incur substantial losses.

The Transtrend Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  Transtrend will trade the Trading Program - Enhanced Risk Profile (USD) on behalf of the Transtrend Fund.  The Transtrend Trading Program can at any time be net long, short or neutral in any given market.

Once the acceptable portfolio components have been defined for an account, Transtrend determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re-computed from time to time.  Correlation analysis contributes to the estimation of the risk of coinciding trend reversals at a portfolio level.

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

Tudor Fund

Tudor trades a customized version of the Tudor Tensor Strategy (the “Tudor Trading Program”) for the Tudor Fund.  The principal investment objective of the Tudor Trading Program is to seek capital appreciation through global quantitative trading in the fixed income, currency, commodity and equity asset classes.  Instruments traded in these classes include exchange traded futures contracts and OTC currencies.  Additional instruments may be traded by the Tudor Trading Program at any time.  Tudor seeks to achieve the investment objective by directing the Tudor Trading Program’s trading on U.S. and non-U.S. exchanges and markets, including emerging markets.

Tudor deploys quantitative strategies based on computerized mathematical and computational models, referred to as “trading systems” in this discussion, that produce automated computer-generated signals to trade on a worldwide basis, both long and short, in the fixed income, currency, commodity and equity asset classes through exchange-traded futures contracts and OTC currencies.

Tudor uses its discretion in portfolio management decisions (and the timing of any decisions) including, but limited to, the commencement of trading, determining which trading strategies and trading systems warrant participation in the Tudor Trading Program, allocating assets among trading strategies and trading systems, adding and removing trading strategies or trading systems, executing trades, establishing and liquidating positions, de-leveraging and re-leveraging trading strategies, trading systems or assets traded by trading systems, determining the Tudor Trading Program’s leverage, and hedging and other risk management decisions.  In addition, Tudor may, in its sole discretion, override computer-generated trading signals in the event of extraordinary market conditions.

The Tudor Trading Program’s principal trading strategies include both technical and fundamental trading systems.

Technical trading systems involve the analysis of technical factors and historical trading patterns as a way to predict future price movements.  Technical factors may be derived from daily or intraday price data.  Price fluctuations, volume variations, market volatility and changes in open interest may also generate technical inputs or be used to size positions generated by other indicators.  Technical trading systems may be based on fundamental foundations but use only price inputs.  The Tudor Trading Program’s technical trading strategies may include trend following, pattern recognition, and diversified short-term trading systems.

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

The Winton Trading Program employs a computer-based system to engage in speculative trading in over 100 international futures, options and forwards markets, as well as certain OTC instruments, which may include F/X and interest rate forward contracts and swaps.

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

The management of risk is an integral part of the Winton Trading System.  Winton’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that the positions will provide, rather than the amount of capital required funding the positions.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Portfolio Funds to trade on a speculative basis in a wide range of commodities on behalf of the Fund (through the Portfolio Funds).  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Management and Interest”.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Portfolio Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Portfolio Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s Statement of Financial Condition.

The vast majority of the net assets of the Fund is, and has historically been, held in the form of cash.  The Fund’s cash is used in various ways.  It can be:

•                  posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                  pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                  deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•                  held in securities brokerage accounts maintained with the MLPF&S; and

•                  invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Fund’s cash assets in U.S. government and money market securities.

Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,444,939	0.20%	$1,518,474	0.15%	$1,451,397	0.19%
Sponsor fees	15,170,255	2.14%	20,592,497	2.04%	18,769,349	2.43%
Total	$16,615,194	2.34%	$22,110,971	2.19%	$20,220,746	2.62%

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

The Fund’s average month-end Net Asset Values during 2012, 2011, and 2010 equaled $708,964,217, $1,008,658,737 and $931,310,433, respectively.

During 2012, the Fund earned $0 in interest income, or approximately 0.0000 % of the Fund’s average month-end Net Asset Values. During 2011, the Fund earned $187 in interest income, or approximately 0.0000% of the Fund’s average month-end Net Asset Values. During 2010, the Fund earned $3,003 in interest income, or approximately 0.0003 % of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Portfolio Funds’ U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

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

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class D1, Class DA and Class M Units are not subject to any sales commission. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on the BAC managed accounts in which the Class M Units are held.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid–ask spreads

Bid–ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

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

Trading Advisors and MLAI	Management fees

A flat monthly charge of 0.1667% of 1% of the Portfolio Funds’ month-end net assets (a 2% annual rate), other than in respect of the Lynx Fund which is charged a 1% annual rate. The Trading Advisors have agreed to share a portion of their respective management fees with MLAI, at 25% or 50% sharing rates which vary among the Portfolio Funds, in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Fund.

Trading Advisors and MLAI	Annual Performance fees

Each Portfolio Fund pays an annual performance fee to its Trading Advisor, at 20% or 25% which rate varies among the Portfolio Funds, with respect to the Fund’s units in the Portfolio Fund. The Portfolio Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Portfolio Fund as a whole or of specific units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the net asset value, prior to reduction for any accrued performance fee or sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group. The “High Water Mark” equals the highest net asset value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net asset value for purposes of calculating the performance fee does not include any interest income earned by the Portfolio Fund. Some of the Trading Advisors have agreed to share 25%

of their respective performance fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Portfolio Fund.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

F/X Forward Trading

The Fund may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.

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

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

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

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

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

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.

The more capital that is traded in these markets, or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

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

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC’s providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

If the Fund deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Fund could be a general creditor of the entity even with regard to property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a securities brokerage account would far exceed the limit.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as ‘swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.   Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the

Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund and the Portfolio Funds do not use any physical properties in the conduct of their business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11TH.  Floor, 250 Vesey Street, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Investors generally may redeem any or all of their Units, in whole or fractional Units, effective as of the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”) upon providing notice eight business days prior to the 1st and 16th day of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

(b)                             Holders:

As of December 31, 2012, there were 7,752 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$619,671	541,103	$1.1452
Feb-12	689,320	600,453	1.1480
Mar-12	817,050	702,960	1.1623
Apr-12	318,825	280,557	1.1364
May-12	616,200	538,213	1.1449
Jun-12	1,039,350	887,574	1.1710
Jul-12	323,700	290,419	1.1146
Aug-12	73,125	62,463	1.1707
Sep-12	818,025	709,905	1.1523
Oct-12	70,200	62,813	1.1176
Nov-12	1,097,741	1,034,936	1.0655
Dec-12	80,784	75,917	1.0617
Jan-13	186,225	174,221	1.0689
Feb-13	68,250	62,420	1.0934

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$2,910,402	2,548,290	$1.1421
Feb-12	3,476,983	3,039,587	1.1439
Mar-12	1,919,000	1,658,313	1.1572
Apr-12	2,955,000	2,614,119	1.1304
May-12	1,928,000	1,694,200	1.1380
Jun-12	1,164,005	1,000,951	1.1629
Jul-12	1,402,060	1,267,685	1.1060
Aug-12	380,000	327,389	1.1607
Sep-12	1,532,441	1,342,480	1.1415
Oct-12	764,000	690,653	1.1062
Nov-12	832,667	793,932	1.0538
Dec-12	1,192,616	1,132,611	1.0491
Jan-13	383,000	362,896	1.0554
Feb-13	1,181,000	1,094,938	1.0786

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.3729
Feb-12	1,500,000	1,088,534	1.3780
Mar-12	—	—	1.3969
Apr-12	50,000	36,566	1.3674
May-12	—	—	1.3794
Jun-12	—	—	1.4126
Jul-12	—	—	1.3462
Aug-12	—	—	1.4158
Sep-12	—	—	1.3952
Oct-12	—	—	1.3549
Nov-12	2,003,408	1,548,947	1.2934
Dec-12	—	—	1.2904
Jan-13	—	—	1.3008
Feb-13	—	—	1.3322

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$9,999	8,210	$1.2179
Feb-12	154,996	126,911	1.2213
Mar-12	72,117	58,304	1.2369
Apr-12	340,000	281,061	1.2097
May-12	15,000	12,303	1.2192
Jun-12	1,158,821	928,990	1.2474
Jul-12	15,000	12,630	1.1877
Aug-12	14,925	11,960	1.2479
Sep-12	—	—	1.2286
Oct-12	—	—	1.1921
Nov-12	10,017	8,811	1.1369
Dec-12	39,956	35,208	1.1332
Jan-13	—	—	1.1413
Feb-13	10,000	8,563	1.1678

CLASS D1

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.2253
Feb-12	—	—	1.2298
Mar-12	—	—	1.2467
Apr-12	—	—	1.2204
May-12	—	—	1.2311
Jun-12	—	—	1.2607
Jul-12	—	—	1.2014
Aug-12	—	—	1.2635
Sep-12	—	—	1.2452
Oct-12	—	—	1.2092
Nov-12	—	—	1.1543
Dec-12	—	—	1.1516
Jan-13	—	—	1.1609
Feb-13	—	—	1.1890

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$409,999	404,219	$1.0143
Feb-12	—	—	1.0180
Mar-12	—	—	1.0320
Apr-12	—	—	1.0102
May-12	—	—	1.0191
Jun-12	—	—	1.0436
Jul-12	—	—	0.9946
Aug-12	—	—	1.0460
Sep-12	—	—	1.0308
Oct-12	—	—	1.0010
Nov-12	—	—	0.9556
Dec-12	11,988,232	12,575,508	0.9533
Jan-13	—	—	0.9610
Feb-13	—	—	0.9842

(1) Beginning of the month Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008

Trading profit (loss)
Realized, net	$20,681,999	$15,968,361	$16,360,846	$(4,551,852)	$9,202,478
Change in unrealized, net	(51,734,232)	(92,022,075)	92,218,885	(57,300,048)	71,910,257
Total trading profit (loss)	(31,052,233)	(76,053,714)	108,579,731	(61,851,900)	81,112,735

INVESTMENT INCOME:
Interest	—	187	3,003	100,827	97,972

EXPENSES:
Sponsor fees	15,170,255	20,592,497	18,769,349	14,993,578	6,953,728
Other	1,444,939	1,518,474	1,451,397	1,066,617	651,887
Total Expenses	16,615,194	22,110,971	20,220,746	16,060,195	7,605,615

NET INVESTMENT INCOME (LOSS)	(16,615,194)	(22,110,784)	(20,217,743)	(15,959,368)	(7,507,643)

NET INCOME (LOSS)	$(47,667,427)	$(98,164,498)	$88,361,988	$(77,811,268)	$73,605,092

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008

Members’ Capital	$543,069,764	$909,115,762	$1,027,411,886	$868,301,244	$678,698,088
Net Asset Value per Class A Unit	1.0689	1.1452	1.2523	1.1397	1.2561
Net Asset Value per Class C Unit	1.0554	1.1421	1.2615	1.1596	1.2908
Net Asset Value per Class D Unit	1.3008	1.3729	1.4789	1.3259	1.4379
Net Asset Value per Class I Unit	1.1413	1.2179	1.3265	1.2024	1.3197
Net Asset Value per Class D1 Unit	1.1609	1.2253	1.3199	1.1833	1.2847
Net Asset Value per Class DA Unit	—	—	—	—	1.0282
Net Asset Value per Class M Unit	0.9610	1.0143	—	—	—

See notes to financial statements

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9588	$0.9090	$0.9705	$1.0272	$1.0093	$1.0278
2008	$1.0416	$1.1508	$1.1243	$1.1183	$1.1597	$1.2164	$1.1364	$1.1075	$1.1220	$1.1807	$1.2232	$1.2561
2009	$1.2473	$1.2484	$1.2081	$1.1729	$1.1861	$1.1601	$1.1456	$1.1597	$1.1737	$1.1342	$1.1797	$1.1397
2010	$1.1036	$1.1154	$1.1686	$1.1825	$1.1447	$1.1423	$1.1244	$1.1654	$1.1926	$1.2352	$1.1991	$1.2523
2011	$1.2333	$1.2546	$1.2138	$1.2554	$1.1959	$1.1576	$1.1988	$1.1885	$1.1825	$1.1281	$1.1305	$1.1452
2012	$1.1480	$1.1623	$1.1364	$1.1449	$1.1710	$1.1146	$1.1707	$1.1523	$1.1176	$1.0655	$1.0617	$1.0689

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0432	$0.9993	$0.9467	$1.0099	$1.0680	$1.0486	$1.0668
2008	$1.0803	$1.1926	$1.1642	$1.1570	$1.1988	$1.2564	$1.1727	$1.1420	$1.1559	$1.2154	$1.2581	$1.2909
2009	$1.2807	$1.2808	$1.2385	$1.2014	$1.2139	$1.1863	$1.1705	$1.1839	$1.1972	$1.1559	$1.2012	$1.1596
2010	$1.1220	$1.1329	$1.1860	$1.1991	$1.1598	$1.1564	$1.1374	$1.1779	$1.2043	$1.2463	$1.2089	$1.2615
2011	$1.2413	$1.2617	$1.2196	$1.2604	$1.1997	$1.1602	$1.2005	$1.1892	$1.1822	$1.1269	$1.1283	$1.1421
2012	$1.1439	$1.1572	$1.1304	$1.1380	$1.1629	$1.1060	$1.1607	$1.1415	$1.1062	$1.0538	$1.0491	$1.0554

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0339	$1.0719	$1.1206	$1.0757	$1.0212	$1.0916	$1.1569	$1.1381	$1.1603
2008	$1.1774	$1.3025	$1.2741	$1.2689	$1.3175	$1.3836	$1.2942	$1.2629	$1.2810	$1.3497	$1.4001	$1.4396
2009	$1.4312	$1.4343	$1.3898	$1.3509	$1.3679	$1.3395	$1.3244	$1.3424	$1.3603	$1.3161	$1.3706	$1.3259
2010	$1.2855	$1.3008	$1.3645	$1.3825	$1.3400	$1.3389	$1.3196	$1.3694	$1.4031	$1.4551	$1.4143	$1.4789
2011	$1.4583	$1.4854	$1.4388	$1.4900	$1.4212	$1.3773	$1.4281	$1.4176	$1.4123	$1.3490	$1.3535	$1.3729
2012	$1.3780	$1.3969	$1.3674	$1.3794	$1.4126	$1.3462	$1.4158	$1.3952	$1.3549	$1.2934	$1.2904	$1.3008

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.0444	$1.0017	$0.9500	$1.0146	$1.0743	$1.0559	$1.0756
2008	$1.0905	$1.2052	$1.1779	$1.1719	$1.2157	$1.2756	$1.1920	$1.1622	$1.1777	$1.2397	$1.2848	$1.3199
2009	$1.3110	$1.3126	$1.2708	$1.2341	$1.2484	$1.2214	$1.2066	$1.2219	$1.2370	$1.1957	$1.2440	$1.2024
2010	$1.1647	$1.1774	$1.2340	$1.2492	$1.2096	$1.2075	$1.1890	$1.2328	$1.2619	$1.3075	$1.2696	$1.3265
2011	$1.3068	$1.3298	$1.2870	$1.3315	$1.2688	$1.2286	$1.2727	$1.2622	$1.2563	$1.1989	$1.2018	$1.2179
2012	$1.2213	$1.2369	$1.2097	$1.2192	$1.2474	$1.1877	$1.2479	$1.2286	$1.1921	$1.1369	$1.1332	$1.1413

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9600	$0.9113	$0.9741	$1.0324	$1.0157	$1.0356
2008	$1.0508	$1.1624	$1.1371	$1.1324	$1.1758	$1.2348	$1.1550	$1.1271	$1.1432	$1.2045	$1.2495	$1.2848
2009	$1.2773	$1.2800	$1.2403	$1.2057	$1.2208	$1.1955	$1.1820	$1.1981	$1.2141	$1.1746	$1.2233	$1.1833
2010	$1.1473	$1.1609	$1.2178	$1.2339	$1.1959	$1.1949	$1.1777	$1.2222	$1.2522	$1.2986	$1.2623	$1.3199
2011	$1.3015	$1.3257	$1.2841	$1.3298	$1.2684	$1.2292	$1.2746	$1.2652	$1.2604	$1.2040	$1.2080	$1.2253
2012	$1.2298	$1.2467	$1.2204	$1.2311	$1.2607	$1.2014	$1.2635	$1.2452	$1.2092	$1.1543	$1.1516	$1.1609

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2008	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0282
2009	$1.0222	$1.0244	$0.9927	$0.9649	$0.9770	$0.9568	$0.9460	$0.9588	$0.9716	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0143
2012	$1.0180	$1.0320	$1.0102	$1.0191	$1.0436	$0.9946	$1.0460	$1.0308	$1.0010	$0.9556	$0.9533	$0.9610

 SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $230,770,947

Current Capitalization:   $85,424,977

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (15.47)%  (January 2009 - December 2012)

Net Asset Value per Unit for Class A, December 31, 2012:   $1.0689

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.24%	(1.52)%	(3.17)%	0.70%	1.34%
February	1.25	1.73	1.07	0.09	10.48
March	(2.23)	(3.25)	4.77	(3.22)	(2.29)
April	0.75	3.43	1.19	(2.92)	(0.54)
May	2.28	(4.74)	(3.20)	1.13	3.70
June	(4.82)	(3.21)	(0.21)	(2.19)	4.89
July	5.04	3.56	(1.57)	(1.25)	(6.58)
August	(1.58)	(0.86)	3.65	1.23	(2.54)
September	(3.01)	(0.50)	2.33	1.21	1.31
October	(4.82)	(4.60)	3.57	(3.37)	5.23
November	(0.19)	0.21	(2.92)	4.01	3.60
December	0.68	1.31	4.44	(3.39)	2.69
Compound Annual Rate of Return	(6.66)%	(8.55)%	9.88%	(9.27)%	22.21%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 6.89%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $1,010,471,832

Current Capitalization:   $362,231,029

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (18.73)%  (January 2009 - December 2012)

Net Asset Value per Unit for Class C, December 31, 2012:   $1.0554

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.16%	(1.60)%	(3.24)%	(0.79)%	1.27%
February	1.16	1.64	0.97	0.01	10.40
March	(2.32)	(3.33)	4.69	(3.30)	(2.38)
April	0.67	3.34	1.10	(3.00)	(0.62)
May	2.19	(4.82)	(3.28)	1.04	3.61
June	(4.89)	(3.29)	(0.29)	(2.27)	4.80
July	4.95	3.47	(1.64)	(1.33)	(6.66)
August	(1.66)	(0.94)	3.56	1.14	(2.62)
September	(3.09)	(0.58)	2.24	1.12	1.22
October	(4.90)	(4.68)	3.49	(3.45)	5.15
November	(0.28)	0.12	(3.00)	3.92	3.51
December	0.60	1.22	4.35	(3.46)	2.61
Compound Annual Rate of Return	(7.59)%	(9.46)%	8.79%	(10.17)%	21.00%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 5.54%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $173,962,921

Current Capitalization:   $26,839,468

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (13.40)%  (May 2011 - December 2012)

Net Asset Value per Unit for Class D, December 31, 2012:   $1.3008

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.37%	(1.39)%	(3.05)%	(0.58)%	1.47%
February	1.37	1.86	1.19	0.22	10.63
March	(2.11)	(3.13)	4.90	(3.10)	(2.18)
April	0.88	3.56	1.32	(2.80)	(0.41)
May	2.41	(4.62)	(3.07)	1.26	3.83
June	(4.70)	(3.09)	(0.08)	(2.08)	5.02
July	5.17	3.69	(1.44)	(1.13)	(6.46)
August	(1.45)	(0.74)	3.77	1.36	(2.42)
September	(2.89)	(0.38)	2.46	1.33	1.43
October	(4.70)	(4.48)	3.71	(3.25)	5.36
November	(0.06)	0.33	(2.80)	4.14	3.73
December	0.81	1.43	4.57	(3.26)	2.82
Compound Annual Rate of Return	(5.25)%	(7.17)%	11.54%	(7.90)%	24.06%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 30.08%.

 SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $149,422,131

Current Capitalization:   $42,987,295

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (14.89)%  (May 2011 - December 2012)

Net Asset Value per Unit for Class I, December 31, 2012:  $1.1413

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.28%	(1.48)%	(3.14)%	(0.67)%	1.39%
February	1.28	1.76	1.09	0.12	10.52
March	(2.20)	(3.22)	4.81	(3.18)	(2.27)
April	0.79	3.46	1.23	(2.89)	(0.51)
May	2.31	(4.71)	(3.17)	1.16	3.74
June	(4.79)	(3.18)	(0.17)	(2.16)	4.93
July	5.07	3.59	(1.53)	(1.21)	(6.55)
August	(1.54)	(0.83)	3.68	1.27	(2.50)
September	(2.98)	(0.47)	2.36	1.24	1.33
October	(4.79)	(4.57)	3.61	(3.34)	5.26
November	(0.16)	0.24	(2.89)	4.05	3.65
December	0.71	1.34	4.47	(3.35)	2.72
Compound Annual Rate of Return	(6.29)%	(8.18)%	10.32%	(8.90)%	22.71%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 14.13%.

 SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $54,534,373

Current Capitalization:   $13,615,676

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (13.40)%  (May 2011 - December 2012)

Net Asset Value per Unit for Class D1, December 31, 2012:   $1.1609

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.37%	(1.39)%	(3.04)%	(0.58)%	1.47%
February	1.37	1.86	1.19	0.21	10.62
March	(2.11)	(3.13)	4.90	(3.10)	(2.18)
April	0.88	3.56	1.32	(2.79)	(0.41)
May	2.40	(4.62)	(3.08)	1.25	3.83
June	(4.70)	(3.09)	(0.08)	(2.07)	5.02
July	5.17	3.69	(1.44)	(1.13)	(6.46)
August	(1.45)	(0.74)	3.78	1.36	(2.42)
September	(2.89)	(0.38)	2.45	1.34	1.43
October	(4.70)	(4.48)	3.71	(3.25)	5.36
November	(0.07)	0.33	(2.80)	4.15	3.74
December	0.81	1.43	4.56	(3.27)	2.83
Compound Annual Rate of Return	(5.26)%	(7.17)%	11.54%	(7.90)%	24.07%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 16.09%.

 SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS DA UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2008

Aggregate Subscriptions:    $56,445,187

Current Capitalization:   $ 0

Worst Monthly Drawdown(2): (3.09)% (March 2009)

Worst Peak-to-Valley Drawdown(3):  (7.99)%  (January 2009 - September 2009)

Net Asset Value per Unit for Class DA, December 31, 2012:  $0

Monthly Rates of Return (4)

Month	2009	2008
January	(0.58)%	—
February	0.22	—
March	(3.09)	—
April	(2.80)	—
May	1.25	—
June	(2.07)	—
July	(1.13)	—
August	1.35	—
September	1.34	—
October	—	—
November	—	—
December	—	2.82%
Compound Annual Rate of Return	(5.50)%	2.82%

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

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2011

Aggregate Subscriptions:    $12,593,306

Current Capitalization:   $11,971,319

Worst Monthly Drawdown(2):  (4.70)% (October 2012)

Worst Peak-to-Valley Drawdown(3):  (8.86)%  (August 2012 - December 2012)

Net Asset Value per Unit for Class M, December 31, 2012:  $0.9610

Monthly Rates of Return (4)

Month	2012	2011
January	0.36%	—
February	1.38	—
March	(2.11)	—
April	0.88	—
May	2.40	—
June	(4.70)	—
July	5.17	—
August	(1.45)	—
September	(2.89)	—
October	(4.70)	—
November	(0.07)	—
December	0.81	1.43%
Compound Annual Rate of Return	(5.25)%	1.43%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is (3.90)%.

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

December 31, 2012

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	122,139	2.10%
Currencies	4,200,764	72.08%
Energy	952,845	16.35%
Interest rates	1,171,251	20.10%
Metals	(3,602,935)	-61.83%
Stock indices	2,983,895	51.20%

Total	$5,827,959	100.00%

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

Year ended December 31, 2012

Total Trading
Profit (Loss)
Transtrend	$1,952,715
Altis	(7,127,827)
Winton	(6,017,214)
Aspect	(6,877,343)
John Locke	(3,772,153)
BlueTrend	(1,622,871)
Tudor	(2,593,904)
Lynx	(4,993,636)

$(31,052,233)

The Fund experienced a net trading loss for the year ended December 31, 2012 of $31,052,233.

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

The Portfolio Funds started the fourth quarter positioned long most markets and asset classes. Choppiness in fixed income and commodities resulted in losses and those positions were reduced. The Trading Advisors continue to be long fixed income, but in smaller size. In commodities, they were net long metals and oil markets, but switched to a net short posture in grains, crops and natural gas. Positions were smaller across the board. Since equities and FX were the winning asset classes in the fourth quarter, the Trading Advisors increased their long exposures to both. The Japanese yen was the exception, where the Trading Advisors were short the currency coming into 2013.  Coming into October, the Fund was positioned long in most sectors and markets. Unfortunately, most markets trended lower as the International Monetary Fund (IMF) cut its growth forecasts for most developed economies. In addition, the U.S. Federal Reserve’s (Fed) comment on the strains in the world economy as well as disappointing third-quarter corporate earnings in the U.S. added to the negative sentiment. Even as risk assets sold off and the dollar strengthened, there was no significant flight to safety. Most sectors and asset classes suffered small losses adding up to a large negative number as the Fund declined in October. Risk appetite rebounded in November, but erratic price action in commodities caused losses. In December, commodities were still choppy, but gains from rising equities and currencies generated sufficient profits for a positive month. Commodities were the worst-performing asset class as a poor trading environment caused losses in each month during the quarter. Small-scale reversals in grains, energy markets such as oil and natural gas, precious metals and industrial metals all caused losses where no sector was profitable. In response to the difficult trading environment, the Trading Advisors reduced risk over the course of the quarter.  In fixed income, the Trading Advisors were positioned long almost all markets. Yields generally bottomed mid-summer and have moved sideways in the second half of the year. Since yields moved in tight range, it resulted in mixed performance with some months showing gains and some months showing losses. There has not been a big reversal so the Trading Advisors have not yet shifted direction, but they have reduced risk and position sizes given the choppiness. In the fourth quarter, yields were up initially, then down, then up again to generally end the quarter higher. As a result, long positions saw losses and fixed income was a negative contributor to performance. Despite the choppiness seen in commodities and fixed income, the fourth quarter was generally characterized by risk seeking. In this environment, equity indices rallied while the U.S. dollar weakened, especially toward year end. In addition, political and policy developments in Japan led to a declining yen and sharply higher equity prices. The Trading Advisors generally made money by being long equity indices and foreign currencies against the U.S. dollar, with the exception of the yen where many managers had profitable short positions. Overall, the losses in commodities, and to a lesser extent fixed income, dominated the attribution profile of trend-followers in the fourth quarter. Gains in equity indices and currencies were insufficient to make up for these losses.

December 31, 2011

Year ended December 31, 2011

Total Trading
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

The Fund’s Sponsor Fees are a constant percentage of the Fund’s assets.

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

Substantially all of the Portfolio Funds’ assets are held in cash. The net asset value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This permits the Portfolio Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing notice eight business days prior to the 1st and 16th day of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

The Portfolio Funds, under the direction of their respective Trading Advisors, rapidly acquire and liquidate both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Altis Class DS (1)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,857,069	2.39%	$3,511,512	$618,042
Energy	2,173,733	2.80%	4,029,618	10,119
Interest Rates	1,189,169	1.53%	2,333,254	68,791
Metals	2,131,662	2.74%	4,276,043	1,428,860
Stock Indices	704,334	0.91%	1,323,230	176,778
Currencies	1,520,971	1.96%	2,032,275	898,332

TOTAL	$9,576,938	12.33%	$17,505,932	$3,200,922

(1) Average capitalization of Altis Class DS is $77,707,043.

Altis Class DS (1)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,246,722	0.99%	$2,524,793	$27,921
Energy	3,234,043	2.56%	8,793,444	740,402
Interest Rates	1,398,585	1.11%	2,739,606	537,011
Metals	3,925,458	3.11%	4,773,454	2,642,365
Stock Indices	2,313,962	1.83%	6,962,534	329,023
Currencies	3,343,358	2.65%	7,232,723	268,027

TOTAL	$15,462,128	12.25%	$33,026,554	$4,544,749

(1) Average capitalization of Altis Class DS is $126,166,026.

Transtrend Class DS (2)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,776,837	1.53%	$2,905,495	$81,935
Energy	4,023,417	3.47%	7,114,444	63,074
Interest Rates	1,343,413	1.16%	3,453,764	211,496
Metals	1,950,368	1.68%	3,275,464	985,800
Stock Indices	2,533,454	2.18%	6,113,573	499,946
Currencies	978,813	0.84%	1,782,991	425,070

TOTAL	$12,606,302	10.86%	$24,645,731	$2,267,321

(2) Average capitalization of Transtrend Class DS is $116,055,285.

Transtrend Class DS (2)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,642,454	0.93%	$3,398,855	$465,217
Energy	2,566,856	1.45%	6,361,665	742,656
Interest Rates	1,734,019	0.98%	3,934,613	226,987
Metals	3,260,463	1.84%	7,180,732	1,117,579
Stock Indices	2,327,552	1.31%	6,022,118	94,232
Currencies	3,194,131	1.80%	7,968,192	303,778

TOTAL	$14,725,475	8.31%	$34,866,175	$2,950,449

(2) Average capitalization of Transtrend Class DS is $177,375,360.

Aspect Class DS (3)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,091,245	1.59%	$1,751,993	$574,568
Energy	1,047,342	1.53%	2,280,888	194,539
Interest Rates	1,045,052	1.52%	1,735,868	526,065
Metals	271,836	0.40%	488,030	54,654
Stock Indices	1,683,280	2.45%	2,662,219	170,713
Currencies	274,658	0.40%	900,894	17,188

TOTAL	$5,413,413	7.89%	$9,819,892	$1,537,727

(3) Average Capitalization of Aspect Class DS is $68,659,420.

Aspect Class DS (3)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$320,684	0.32%	$795,361	$6,896
Energy	2,033,899	2.05%	2,620,674	1,413,702
Interest Rates	1,369,710	1.38%	3,290,330	20,677
Metals	408,601	0.41%	797,498	8,569
Stock Indices	694,953	0.70%	1,088,938	431,639
Currencies	1,153,008	1.16%	1,880,476	236,213

TOTAL	$5,980,855	6.02%	$10,473,277	$2,117,696

(3) Average Capitalization of Aspect Class DS is $98,985,768.

Winton Class DS (5)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$467,291	0.39%	$857,123	$73,469
Energy	368,664	0.31%	874,813	11,799
Interest Rates	2,097,111	1.75%	4,292,387	285,472
Metals	1,015,937	0.85%	1,627,464	455,447
Stock Indices	1,773,838	1.48%	3,436,520	473,238
Currencies	1,179,031	0.98%	2,016,534	225,888

TOTAL	$6,901,872	5.76%	$13,104,841	$1,525,313

(5) Average capitalization of Winton Class DS is $120,002,120.

Winton Class DS (5)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$688,924	0.39%	$1,392,789	$282,121
Energy	1,109,250	0.62%	1,757,888	423,304
Interest Rates	968,173	0.54%	2,326,046	55,100
Metals	1,395,666	0.79%	2,327,782	292,901
Stock Indices	1,158,640	0.65%	2,251,809	317,394
Currencies	1,926,365	1.08%	4,143,830	324,828

TOTAL	$7,247,018	4.07%	$14,200,144	$1,695,648

(5) Average capitalization of Winton Class DS is $177,702,496.

John Locke Class DS (6)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,812,772	2.25%	$4,796,195	$127,673
Energy	1,277,429	1.58%	2,450,551	434,437
Interest Rates	1,005,404	1.25%	1,904,936	123,814
Metals	1,748,930	2.17%	2,981,899	460,036
Stock Indices	2,537,272	3.15%	3,905,755	1,454,923
Currencies	1,084,660	1.34%	1,879,736	333,031

TOTAL	$9,466,467	11.74%	$17,919,072	$2,933,914

(6) Average capitalization of John Locke Class DS is $80,676,029.

John Locke Class DS (6)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,585,411	1.88%	$4,832,956	$732,787
Energy	3,849,275	2.79%	7,775,344	528,355
Interest Rates	1,793,722	1.30%	3,992,249	266,488
Metals	3,016,347	2.19%	7,460,069	1,376,098
Stock Indices	822,361	0.60%	1,347,426	189,489
Currencies	988,157	0.72%	2,859,194	157,592

TOTAL	$13,055,273	9.48%	$28,267,238	$3,250,809

(6) Average capitalization of John Locke Class DS is $137,789,282.

BlueTrend Class DS (8)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$831,347	0.61%	$2,050,960	$195,753
Energy	1,640,634	1.20%	4,043,873	386,003
Interest Rates	3,343,828	2.44%	10,151,884	275,936
Metals	1,218,834	0.89%	2,036,992	243,884
Stock Indices	2,277,676	1.66%	5,808,961	40,575
Currencies	3,145,117	2.29%	6,737,462	143,600

TOTAL	$12,457,436	9.09%	$30,830,132	$1,285,751

(8) Average capitalization of BlueTrend Class DS is $137,202,410.

BlueTrend Class DS (8)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,509,850	0.88%	$3,765,895	$41,870
Energy	3,309,708	1.94%	6,646,329	466,091
Interest Rates	2,766,379	1.62%	9,972,435	420,141
Metals	3,132,167	1.83%	10,064,344	24,803
Stock Indices	4,225,642	2.47%	8,750,375	1,011,393
Currencies	1,849,722	1.08%	3,233,507	878,197

TOTAL	$16,793,468	9.82%	$42,432,885	$2,842,495

(8) Average capitalization of BlueTrend Class DS is $170,739,961.

Tudor Tensor Class DS (7)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$543,813	0.70%	$723,005	$286,960
Energy	832,391	1.07%	2,281,980	64,669
Interest Rates	768,123	0.99%	2,510,971	132,766
Metals	1,081,480	1.39%	3,065,063	157,964
Stock Indices	1,649,472	2.12%	3,155,567	771,668
Currencies	3,058,624	3.94%	6,066,754	921,826

TOTAL	$7,933,903	10.21%	$17,803,340	$2,335,853

(7) Average capitalization of Tudor Tensor Class DS is $77,707,616.

Tudor Tensor Class DS (7)

	December 31, 2011
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,504,723	1.18%	$2,379,200	$797,582
Energy	2,588,447	2.03%	4,933,750	1,190,081
Interest Rates	2,278,696	1.78%	4,208,264	990,433
Metals	1,097,870	0.86%	1,977,389	370,078
Stock Indices	571,520	0.45%	1,187,311	62,733
Currencies	2,047,621	1.60%	6,394,328	473,792

TOTAL	$10,088,877	7.90%	$21,080,242	$3,884,699

(7) Average capitalization of Tudor Tensor Class DS is $127,677,085.

Lynx Class DS (4)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$353,778	0.57%	$426,033	276,948
Energy	612,255	0.99%	753,616	464,672
Interest Rates	2,904,378	4.70%	3,394,980	2,365,570
Metals	1,199,429	1.94%	1,514,532	876,101
Stock Indices	2,419,840	3.92%	2,771,611	2,289,970
Currencies	1,025,615	1.66%	1,540,924	528,806

TOTAL	$8,515,295	13.78%	$10,401,696	$6,802,067

(4) Average capitalization of Lynx Class DS is $61,740,377.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter
Eight Quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(25,746,718)	$6,925,873	$(9,916,361)	$(2,315,027)	$(28,340,634)	$26,644,306	$(45,535,216)	$(28,821,983)
Total Expenses	3,363,887	3,967,116	4,399,348	4,884,843	5,176,053	5,627,244	5,693,889	5,613,785
Net Income (Loss)	$(29,110,605)	$2,958,757	$(14,315,709)	$(7,199,870)	$(33,516,687)	$21,017,062	$(51,229,105)	$(34,435,768)

Net Income (Loss) per weighted average Unit (a)	$(0.0530)	$0.0048	$(0.0208)	$(0.0094)	$(0.0405)	$0.0244	$(0.0593)	$(0.0414)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures  (as defined in Rule 13a-15(e) or Rule 15d-15(e) u under the Securities Exchange Act) with respect to the Fund as of and for the year ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2012  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance to be updated

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.   Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or limited liability company interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Funds pay Sponsor fees to MLAI.  The Portfolio Funds pay brokerage commissions to MLPF&S, which is a BAC affiliate. MLAI also receives a portion of the management fees from the Portfolio Funds, and a portion of the performance fees from some Portfolio Funds.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s and Portfolio Funds’ U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by, its manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2012, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)                              Changes in Control:

None.

(d)                             Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund are BAC affiliates, including MLPF&S and MLIB.    The fees paid by the Fund to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Portfolio Funds pay BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Portfolio Funds pay MLAI management fees and some Portfolio Funds pay MLAI Sponsor fees.

The Portfolio Funds maintain, cash, collateral and margin balances with MLFP&S and MLIB, providing these BAC affiliates funding benefits from possession of the Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)                                 Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2012, the Fund directly expensed (i) Sponsor fees of $15,170,255 earned by MLAI.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)                                  Indebtedness of Management:

None.

(d)                                 Transactions with Promoters:

Not applicable.

(e)                                  Director Independence

No person who served as a manager of MLAI during 2012 would be considered independent (based on the definition of an independent director under the NASDAQ rules.)

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $163,000 and $162,750, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2012 and 2011 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 and for professional services rendered to the fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page
1.	Financial Statements

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	2

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011.	3

	Statements of Operations for the years ended December 31, 2012, 2011 and 2010	4

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	5

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

(a)	Financial Statements of Altis FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2012 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

	Notes to Financial Statements	9

(b)	Financial Statements of Aspect FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2012 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

	Notes to Financial Statements	9

(c)	Financial Statements of Bluetrend FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2012 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

	Notes to Financial Statements	9

(d)	Financial Statements of John Locke FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2012 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	5

	Notes to Financial Statements	8

(e)	Financial Statements of Lynx FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statement of Financial Condition as of December 31, 2012	2

	Statement of Operations for the period July 1, 2012 (Commencement of Operations) to December 31, 2012,	3

	Statements of Changes in Members’ Capital for the period July 1, 2012 (Commencement of Operations) to December 31, 2012	4

	Financial Data Highlights for the period July 1, 2012 (Commencement of Operations) to December 31, 2012,	5

	Notes to Financial Statements	6

(f)	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

	Notes to Financial Statements	9

(g)	Financial Statements of Tudor Tensor FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	5

	Notes to Financial Statements	8

(h)	Financial Statements of Winton FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2012 and 2011	2

	Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2012, 2011 and 2010	4

	Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

	Notes to Financial Statements	9

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on December 6, 2012.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Altis FuturesAccess LLC

13.03	Financial Statements of Aspect FuturesAccess LLC

13.04	Financial Statements of ML Bleutrend FuturesAccess LLC

13.05	Financial Statements of John Locke FuturesAccess LLC

13.06	Financial Statements of Lynx FuturesAccess LLC

13.07	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.08	Financial Statements of Tudor Tensor FuturesAccess LLC

13.09	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 13.01
Exhibit 13.02:
Exhibit 13.03:
Exhibit 13.04
Exhibit 13.05
Exhibit 13.06
Exhibit 13.07
Exhibit 13.08
Exhibit 13.09	Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01	Are filed herewith.
and 31.02:

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2012  FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Altis FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012 and 2011 and 2010 and Report of Independent Auditors

Exhibit 13.03	Aspect FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.04	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.05	John Locke FuturesAccess LLC (Formerly ML John Locke FuturesAccess LLC) Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010

Exhibit 13.06	Lynx FuturesAccess LLC Financial Statements as of December 31, 2012 and for the period ended July 1, 2012 (Commencement of Operations) to December 31, 2012 and 2011 and Report of Independent Auditors

Exhibit 13.07	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 13.08	Tudor Tensor FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011and 2011 and Report of Independent Registered Public Accounting Firms

Exhibit 13.09	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2012, 2011 and 2010 and Report of Independent Registered Public Accounting Firms

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.