Form 10-Q
period 2013-03-31
Systematic Momentum FuturesAccess LLC
filed 2013-05-15
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, 449,594,893 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:

Cash	$395,519	$351,777
Investment in Portfolio Funds (Cost $496,832,433 at 2013 and $565,995,535 at 2012)	490,847,035	543,641,020
Receivable from Portfolio Fund	7,693,639	16,572,631

TOTAL ASSETS	$498,936,193	$560,565,428

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$846,905	$933,374
Redemptions payable	6,490,312	16,058,487
Other liabilities	578,460	503,803

Total liabilities	7,915,677	17,495,664

MEMBERS’ CAPITAL:
Members’ Interest (449,594,893 Units and 505,619,472 Units outstanding; unlimited Units authorized)	491,020,516	543,069,764
Total members’ capital	491,020,516	543,069,764

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$498,936,193	$560,565,428

NET ASSET VALUE PER UNIT:

Class A	$1.0917	$1.0689
Class C	$1.0752	$1.0554
Class D	$1.3336	$1.3008
Class I	$1.1668	$1.1413
Class D1	$1.1902	$1.1609
Class M	$0.9852	$0.9610

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2013	March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$(2,565,171)	$6,315,046
Change in unrealized, net	16,369,117	(8,630,073)

Total trading profit (loss), net	13,803,946	(2,315,027)

EXPENSES:
Sponsor fee	2,629,730	4,527,844
Other	330,899	356,999
Total expenses	2,960,629	4,884,843

NET INVESTMENT INCOME (LOSS)	(2,960,629)	(4,884,843)

NET INCOME (LOSS)	$10,843,317	$(7,199,870)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	76,308,210	117,664,413
Class C	328,271,330	529,285,356
Class D	16,064,653	32,978,505
Class I	36,212,849	67,656,553
Class D1	11,222,132	19,538,871
Class M	12,210,582	554,219

Net income (loss) per weighted average Unit
Class A	$0.0237	$(0.0084)
Class C	$0.0205	$(0.0105)
Class D	$0.0441	$(0.0040)
Class I	$0.0268	$(0.0070)
Class D1	$0.0289	$(0.0030)
Class M	$0.0250	$(0.0041)

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013
Class A	118,415,228	1,844,516	(7,878,720)	112,381,024	79,916,267	659,266	(9,055,101)	71,520,432
Class C	541,061,830	7,246,190	(58,962,027)	489,345,993	343,220,887	3,011,353	(36,274,861)	309,957,379
Class D	32,964,610	1,088,534	(5,251,303)	28,801,841	20,632,689	—	(7,879,397)	12,753,292
Class I	69,895,943	193,425	(8,897,804)	61,191,564	37,664,971	121,363	(4,814,356)	32,971,978
Class D1	20,409,402	—	(2,493,811)	17,915,591	11,727,979	—	(1,306,512)	10,421,467
Class M	150,000	404,219	—	554,219	12,456,679	118,366	(604,700)	11,970,345

Total Members’ Units	782,897,013	10,776,884	(83,483,665)	710,190,232	505,619,472	3,910,348	(59,934,927)	449,594,893

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013
Class A	$135,614,804	$2,126,041	$(9,042,122)	$(991,890)	$127,706,833	$85,424,977	$711,750	$(9,861,476)	$1,805,171	$78,080,422
Class C	617,955,947	8,306,385	(67,547,339)	(5,541,252)	553,173,741	362,231,029	3,234,999	(38,932,836)	6,731,000	333,264,192
Class D	45,258,044	1,500,000	(7,243,626)	(130,432)	39,383,986	26,839,468	—	(10,541,314)	709,142	17,007,296
Class I	85,127,204	237,112	(10,866,465)	(475,377)	74,022,474	42,987,295	140,000	(5,624,454)	969,129	38,471,970
Class D1	25,007,612	—	(3,085,266)	(58,660)	21,863,686	13,615,676	—	(1,536,251)	323,851	12,403,276
Class M	152,151	409,999	—	(2,259)	559,891	11,971,319	117,000	(599,983)	305,024	11,793,360

Total Members’ Interest	$909,115,762	$12,579,537	$(97,784,818)	$(7,199,870)	$816,710,611	$543,069,764	$4,203,749	$(67,096,314)	$10,843,317	$491,020,516

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0689	$1.0554	$1.3008	$1.1413	$1.1609	$0.9610

Net realized and net change in unrealized trading profit (loss)	0.0276	0.0272	0.0336	0.0294	0.0300	0.0248
Interest Income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0048)	(0.0074)	(0.0008)	(0.0039)	(0.0007)	(0.0006)

Net asset value, end of period	$1.0917	$1.0752	$1.3336	$1.1668	$1.1902	$0.9852

Total Return: (a)

Total return	2.13%	1.88%	2.52%	2.23%	2.52%	2.52%

Ratios to Average Members’ Capital:

Expenses	0.44%	0.69%	0.06%	0.34%	0.06%	0.06%

Net investment income (loss)	-0.44%	-0.69%	-0.06%	-0.34%	-0.06%	-0.06%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1452	$1.1421	$1.3729	$1.2179	$1.2253	$1.0143

Net Realized and net change in unrealized trading profit (loss)	(0.0041)	(0.0041)	(0.0050)	(0.0044)	(0.0044)	(0.0037)
Interest Income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0047)	(0.0076)	(0.0005)	(0.0038)	(0.0005)	(0.0004)

Net asset value, end of period	$1.1364	$1.1304	$1.3674	$1.2097	$1.2204	$1.0102

Total Return: (a)

Total return	-0.77%	-1.02%	-0.40%	-0.68%	-0.40%	-0.40%

Ratios to Average Members’ Capital:

Expenses	0.41%	0.67%	0.04%	0.31%	0.04%	0.04%

Net investment income (loss)	-0.41%	-0.67%	-0.04%	-0.31%	-0.04%	-0.04%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (formerly ML Systematic Momentum FuturesAccess LLC) (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”), the Sponsor of the Fund, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are eight Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds. MLAI may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds. MLAI may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance. Initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.                          INVESTMENTS IN PORTFOLIO FUNDS

The eight funds in which the Fund is invested as of March 31, 2013 are: Altis FuturesAccess LLC (“Altis”) (formerly ML Altis FuturesAccess LLC), Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”) (formerly ML John Locke FuturesAccess LLC), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”).  MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of investments in Portfolio Funds at and for the three month period ended March 31, 2013, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 3/31/2013	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.01%	$78,615,275	$215,309	$81,803,731	$(417,385)	$—	Semi -Monthly
Altis	9.91%	48,636,121	1,494,525	64,973,760	(262,000)	—	Semi -Monthly
Winton	17.01%	83,528,728	3,537,285	72,582,582	(446,231)	—	Semi -Monthly
Aspect	10.01%	49,134,545	1,062,594	46,349,709	(261,640)	—	Semi -Monthly
John Locke	10.01%	49,134,547	(345,735)	53,495,312	(260,465)	—	Semi -Monthly
BlueTrend	17.01%	83,528,727	3,960,799	74,866,412	(455,702)	(732,966)	Monthly
Tudor	10.01%	49,134,546	2,480,381	50,925,966	(262,822)	—	Semi -Monthly
Lynx	10.01%	49,134,546	1,398,788	51,834,961	(261,920)	—	Semi -Monthly

	99.98%	$490,847,035	$13,803,946	$496,832,433	$(2,628,165)	$(732,966)

The details of investments in Portfolio Funds at and for the year ended December 31, 2012, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/12	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.02%	$86,982,563	$1,952,715	$91,506,604	$(2,486,864)	$(120,573)	Semi -Monthly
Altis	10.01%	54,364,101	(7,127,827)	75,847,367	(1,677,763)	—	Semi -Monthly
Winton	17.02%	92,418,972	(6,017,214)	83,860,910	(2,533,168)	(5,246)	Semi -Monthly
Aspect	10.01%	54,364,101	(6,877,343)	52,085,229	(1,443,377)	(87,941)	Semi -Monthly
John Locke	10.01%	54,364,106	(3,772,153)	58,936,300	(1,761,077)	—	Semi -Monthly
BlueTrend	17.02%	92,418,971	(1,622,871)	85,857,589	(2,835,668)	(63,100)	Monthly
Tudor	10.01%	54,364,104	(2,593,904)	59,046,955	(1,683,773)	—	Semi -Monthly
Lynx*	10.01%	54,364,102	(4,993,636)	58,854,581	(327,449)	(21,511)	Semi -Monthly

	100.11%	$543,641,020	$(31,052,233)	$565,995,535	$(14,749,139)	$(298,371)

* Issued July 1, 2012

These investments are recorded at fair value. In accordance with Regulation S-X, a prescribed regulation by the Securities and Exchange Commission, there are specific formats and contents of financial reports. The following is summarized financial information for each of the Portfolio Funds:

	As of March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Tudor	$49,933,143	$798,597	$49,134,546
BlueTrend	172,441,981	5,858,614	166,583,367
Winton	1,125,138,224	17,503,069	1,107,635,155

Total	$1,347,513,348	$24,160,280	$1,323,353,068

	As of December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Altis	$56,323,395	$1,959,294	$54,364,101
Aspect	279,441,442	7,200,449	272,240,993

Total	$335,764,837	$9,159,743	$326,605,094

	For the three months ended March 31, 2013
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Tudor	$3,171,262	$(389,923)	$(300,958)	$2,480,381
BlueTrend	5,307,923	(97,024)	(1,250,100)	3,960,799
Winton	4,063,349	(31,116)	(494,948)	3,537,285

Total	$12,542,534	$(518,063)	$(2,046,006)	$9,978,465

	For the three months ended March 31, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
John Locke	$(2,311,735)	$(217,383)	$(630,437)	$(3,159,555)
Transtrend	5,520,947	(196,285)	(867,635)	4,457,027
BlueTrend	(1,591,688)	(172,938)	(952,271)	(2,716,897)
Winton	(937,355)	(44,992)	(811,343)	(1,793,690)
Altis	(902,398)	(81,434)	(588,438)	(1,572,270)

Total	$(222,229)	$(713,032)	$(3,850,124)	$(4,785,385)

3.                          FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at measurement date (i.e. the exit price). Purchase and sale of investments are recorded on a trade date basis. Realized profits and losses on investments are recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV’s”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during 2013 and 2012. There were no transfers to or from any level during each of the three months ended March 31, 2013 and 2012.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2013	$490,847,035	$—	$490,847,035	$—
December 31, 2012	$543,641,020	$—	$543,641,020	$—

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ net unrealized profits (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition of the Portfolio Funds.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profits on open contracts, if any, included in the Statements of Financial Condition.

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds.

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), wholly-owned subsidiary of BAC and affiliate of MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013,  the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Registrar and Transfer Agent fee allocated to the Fund for the periods ended March 31, 2013 and 2012 amounted to $26,102 and $44,803, respectively, of which $13,431 and $44,346 was payable to the Registrar and Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of as of  (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.1480	n/a	$1.1623	n/a	$1.1364
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.1439	n/a	$1.1572	n/a	$1.1304
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.3780	n/a	$1.3969	n/a	$1.3674
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.2213	n/a	$1.2369	n/a	$1.2097
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.2298	n/a	$1.2467	n/a	$1.2204
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.0180	n/a	$1.0320	n/a	$1.0102
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852

Liquidity and Capital Resources

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

For the three months ended March 31, 2013 the fund’s capital decreased 9.58% from $543,069,764 to $491,020,516.  This decrease was attributable to the net profit from operations of $10,843,317, coupled with the redemption of 59,934,927 Redeemable Units resulting in an outflow of $67,096,314.  The cash outflow was offset with cash inflow of $4,203,749 due to subscriptions of 3,910,348 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Fund follows the ASC’s guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-

than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2013:

March 31, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,349,564	17.51%
Currencies	(1,098,087)	-14.25%
Energy	221,595	2.88%
Interest rates	6,897,606	89.50%
Metals	(86,731)	-1.13%
Stock indices	423,517	5.49%

Total	$7,707,464	100.00%

The Fund experienced a net trading profit for the first quarter ended March 31, 2013 of $13,803,946.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolio held, through the Fund’s Portfolio Funds.  References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

The Fund started the year with a long bias in both risk assets and fixed income. The only meaningful short exposures were in the Japanese yen, natural gas, grains and soft commodities.  This posture shifted partially over the course of the first quarter. The biggest changes took place in currencies and commodities. These two asset classes were most affected by rising risk aversion in February and March. The Portfolio Funds got short many foreign currencies as well as metals and livestock. The only market where the shift went the other way was natural gas, as the Portfolio Funds adopted a long posture as prices rose sharply in March.

Equity indices drove performance. The Portfolio Funds came into the year with long positions across geographies given that stock prices have generally been rising since the summer of 2012. With the fiscal cliff issue resolved in the early days of the first quarter, markets continued to rise, even picking up some momentum. Gains came from diverse positions during January. In February and March, there was some divergence in markets, with U.S. and Japanese equities continuing to rise while those in Europe and China saw some downward moves due to inconclusive elections in Italy, a banking crisis in Cyprus and signs of slowing growth in China. Despite this divergence, the asset class was positive each month of the quarter.

Currencies also contributed positively to performance over the first quarter. At the start of the year, the Portfolio Funds had long positions in most foreign currencies, balanced by significant short exposure in the Japanese yen. This positioning performed positively in January given a pro-risk investment environment. In February, risk aversion returned to markets to some extent. A contracting euro-zone economy coupled with Italian elections where no single group of parties won enough votes to form a coalition government disrupted the stability for the continent. Many foreign currencies depreciated against the U.S. dollar and the Portfolio Funds generally adopted a short posture. The general trend of a strong U.S. dollar continued into March. At this point, The Portfolio Funds were decidedly long the U.S. dollar and generally made back the February losses. Overall, the asset class was positive for the quarter. Short yen positions performed best, generating gains each month of the quarter.

In fixed income, the Portfolio Funds had long positions throughout the first quarter resulting in losses. In January, these positions lost money. Risk assets were rallying while fixed income was selling off. Many even questioned whether a new period of rising interest rates was already upon us. These worries turned out to be premature as problems in Europe led to a renewed push into fixed income. Yields came back down and the Portfolio Funds made back some, though not all, of their January losses during February and March.

Commodities also performed poorly. Coming into the first quarter, the Portfolio Funds had long exposure in the oil complex and metals coupled with short exposure in natural gas and agricultural markets. Many commodities initially rallied, generating some gains. That changed in February as markets generally fell due to slowing growth and the potential for less demand from China as well as from a contracting Europe. These moves hurt the Portfolio Funds. The Portfolio Funds generally adopted a short posture in all sectors except for oil.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2013 and 2012.

Altis Class DS (1)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,869,960	5.59%	$3,174,791	$2,692,926
Energy	479,430	0.93%	530,352	449,856
Interest Rates	302,412	0.59%	334,533	283,758
Metals	1,050,631	2.05%	1,162,223	985,823
Stock Indices	1,458,128	2.84%	1,613,002	1,368,183
Currencies	922,077	1.80%	1,020,015	865,198

TOTAL	$7,082,638	13.80%	$7,834,916	$6,645,744

(1) Average capitalization of Altis Class DS is $51,342,485.

Altis Class DS (1)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,450,725	3.26%	$3,511,512	$3,418,566
Energy	3,959,863	3.74%	4,029,618	3,922,958
Interest Rates	428,908	0.40%	436,463	424,911
Metals	1,442,302	1.36%	1,467,709	1,428,860
Stock Indices	178,441	0.17%	181,585	176,778
Currencies	1,695,804	1.60%	1,725,677	1,680,000

TOTAL	$11,156,043	10.53%	$11,352,564	$11,052,073

(1) Average capitalization of Altis Class DS is $105,933,391.

Transtrend Class DS (2)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$147,147	0.18%	$154,010	$142,741
Energy	170,798	0.21%	178,764	165,683
Interest Rates	8,129,185	9.86%	8,508,342	7,885,761
Metals	945,391	1.15%	989,485	917,081
Stock Indices	388,142	0.47%	406,245	376,519
Currencies	16,198	0.02%	16,953	15,713

TOTAL	$9,796,861	11.89%	$10,253,799	$9,503,498

(2) Average capitalization of Transtrend Class DS is $82,469,455.

Transtrend Class DS (2)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,099,393	2.11%	$3,358,122	$2,810,777
Energy	6,571,540	4.48%	7,120,114	5,959,596
Interest Rates	842,185	0.57%	912,489	763,761
Metals	1,256,364	0.86%	1,361,242	1,139,371
Stock Indices	2,031,097	1.38%	2,200,647	1,841,960
Currencies	1,901,979	1.30%	2,060,751	1,724,866

TOTAL	$15,702,558	10.70%	$17,013,365	$14,240,331

(2) Average capitalization of Transtrend Class DS is $146,677,002.

Aspect Class DS (3)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$958,365	1.86%	$1,117,298	$847,233
Energy	521,041	1.01%	607,450	460,622
Interest Rates	910,760	1.76%	1,061,799	805,149
Metals	916,977	1.78%	1,069,048	810,645
Stock Indices	338,194	0.66%	394,279	298,977
Currencies	1,122,961	2.18%	1,309,191	992,743

TOTAL	$4,768,298	9.25%	$5,559,065	$4,215,369

(3) Average Capitalization of Aspect Class DS is $51,615,976.

Aspect Class DS (3)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,037,214	2.50%	$2,156,802	$1,869,294
Energy	1,374,215	1.69%	1,454,884	1,260,944
Interest Rates	1,069,517	1.31%	1,132,300	981,361
Metals	196,863	0.24%	208,419	180,636
Stock Indices	2,468,842	3.03%	2,613,768	2,265,345
Currencies	114,687	0.14%	121,420	105,234

TOTAL	$7,261,338	8.91%	$7,687,593	$6,662,814

(3) Average Capitalization of Aspect Class DS is $81,487,367.

Winton Class DS (4)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,065,517	1.21%	$1,148,612	$989,691
Energy	444,667	0.51%	479,344	413,023
Interest Rates	1,927,777	2.19%	2,078,116	1,790,591
Metals	55,078	0.06%	59,373	51,158
Stock Indices	377,831	0.43%	407,296	350,943
Currencies	1,612,767	1.84%	1,738,539	1,497,997

TOTAL	$5,483,637	6.24%	$5,911,280	$5,093,403

(4) Average capitalization of Winton Class DS is $87,860,419.

Winton Class DS (4)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,132,244	0.77%	$1,212,062	$1,074,550
Energy	1,155,612	0.79%	1,237,077	1,096,726
Interest Rates	425,361	0.29%	455,347	403,687
Metals	1,403,885	0.96%	1,502,852	1,332,349
Stock Indices	2,427,780	1.66%	2,598,927	2,304,071
Currencies	2,425,180	1.65%	2,596,143	2,301,603

TOTAL	$8,970,062	6.12%	$9,602,408	$8,512,986

(4) Average capitalization of Winton Class DS is $146,676,932.

John Locke Class DS (5)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$187,968	0.36%	$200,141	$172,907
Energy	55,436	0.11%	59,026	50,994
Interest Rates	3,137,922	6.08%	3,341,143	2,886,506
Metals	244,760	0.47%	260,612	225,150
Stock Indices	1,410,105	2.73%	1,501,428	1,297,125
Currencies	1,363,092	2.64%	1,451,370	1,253,879

TOTAL	$6,399,283	12.39%	$6,813,720	$5,886,561

(5) Average capitalization of John Locke Class DS is $51,626,385.

John Locke Class DS (5)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$4,426,109	3.88%	$4,796,195	$3,967,808
Energy	581,498	0.51%	630,119	521,287
Interest Rates	1,523,634	1.34%	1,651,032	1,365,870
Metals	1,759,043	1.54%	1,906,125	1,576,903
Stock Indices	3,604,378	3.16%	3,905,755	3,231,163
Currencies	371,497	0.33%	402,560	333,031

TOTAL	$12,266,159	10.76%	$13,291,786	$10,996,062

(5) Average capitalization of John Locke Class DS is $114,082,113.

BlueTrend Class DS (6)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$225,786	0.26%	$249,751	$199,038
Energy	866,278	0.99%	958,224	763,653
Interest Rates	6,140,951	6.99%	6,792,741	5,413,450
Metals	144,949	0.17%	160,334	127,777
Stock Indices	1,637,137	1.86%	1,810,900	1,443,190
Currencies	557,821	0.64%	617,028	491,738

TOTAL	$9,572,922	10.91%	$10,588,978	$8,438,846

(6) Average capitalization of BlueTrend Class DS is $87,794,191.

BlueTrend Class DS (6)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,413,940	1.38%	$2,583,165	$2,304,931
Energy	4,759,559	2.72%	5,093,219	4,544,626
Interest Rates	363,975	0.21%	389,490	347,538
Metals	2,397,500	1.37%	2,565,572	2,289,233
Stock Indices	53,521	0.03%	57,273	51,104
Currencies	7,929,860	4.53%	8,485,768	7,571,761

TOTAL	$17,918,355	10.25%	$19,174,487	$17,109,193

(6) Average capitalization of BlueTrend Class DS is $174,896,546.

Tudor Tensor Class DS (7)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$814,448	1.58%	$882,779	$746,992
Energy	406,246	0.79%	440,330	372,599
Interest Rates	653,259	1.26%	708,067	599,154
Metals	2,111,392	4.09%	2,288,537	1,936,519
Stock Indices	1,094,609	2.12%	1,186,446	1,003,949
Currencies	118,664	0.23%	128,620	108,836

TOTAL	$5,198,618	10.07%	$5,634,779	$4,768,049

(7) Average capitalization of Tudor Tensor Class DS is $51,682,600.

Tudor Tensor Class DS (7)

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$330,103	0.31%	$379,870	$286,960
Energy	1,983,017	1.87%	2,281,980	1,723,844
Interest Rates	2,182,009	2.06%	2,510,971	1,896,828
Metals	2,663,509	2.51%	3,065,063	2,315,397
Stock Indices	1,665,404	1.57%	1,916,483	1,447,742
Currencies	2,099,451	1.98%	2,415,967	1,825,060

TOTAL	$10,923,493	10.30%	$12,570,334	$9,495,831

(7) Average capitalization of Tudor Tensor Class DS is $105,933,934.

Lynx Class DS (4)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$359,299	0.70%	$391,192	305,349
Energy	165,199	0.32%	179,863	140,394
Interest Rates	3,620,775	7.01%	3,942,167	3,077,104
Metals	885,533	1.71%	964,136	752,567
Stock Indices	1,278,010	2.47%	1,391,451	1,086,113
Currencies	635,738	1.23%	692,168	540,280

TOTAL	$6,944,554	13.44%	$7,560,977	$5,901,807

(4) Average capitalization of Lynx Class DS is $51,682,600.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the advisors have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the advisors with the market risk controls being applied by the advisors themselves.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.       Risk Factors

There are no material changes from risk factors as previously disclosed in the report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$186,225	174,221	$1.0689
1/16/2013	97,500	90,909	1.0725
2/01/2013	68,250	62,420	1.0934
2/16/2013	97,500	88,516	1.1015
3/01/2013	195,000	181,750	1.0729
3/16/2013	67,275	61,450	1.0948
4/01/2013	—	—	1.0917

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$383,000	362,896	$1.0554
1/16/2013	104,000	98,252	1.0585
2/01/2013	1,181,000	1,094,938	1.0786
2/16/2013	768,000	707,052	1.0862
3/01/2013	406,000	383,888	1.0576
3/16/2013	392,999	364,327	1.0787
4/01/2013	226,000	210,193	1.0752

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.3008
1/16/2013	—	—	1.3060
2/01/2013	—	—	1.3322
2/16/2013	—	—	1.3430
3/01/2013	—	—	1.3090
3/16/2013	—	—	1.3365
4/01/2013	—	—	1.3336

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1413
1/16/2013	10,000	8,731	1.1453
2/01/2013	10,000	8,563	1.1678
2/16/2013	—	—	1.1767
3/01/2013	85,000	74,152	1.1463
3/16/2013	35,000	29,917	1.1699
4/01/2013	16,000	13,713	1.1668

CLASS D1

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1610
1/16/2013	—	—	1.1656
2/01/2013	—	—	1.1890
2/16/2013	—	—	1.1986
3/01/2013	—	—	1.1682
3/16/2013	—	—	1.1928
4/01/2013	—	—	1.1902

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.9610
1/16/2013	—	—	0.9648
2/01/2013	—	—	0.9842
2/16/2013	100,000	100,786	0.9922
3/01/2013	17,000	17,580	0.9670
3/16/2013	—	—	0.9874
4/01/2013	—	—	0.9852

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to any sales commissions.

(b)  Not applicable.

(c)   Not applicable.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:  Are filed herewith.

32.01 and

32.02  Section 1350 Certifications

Exhibit 32.01

and 32.02  Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)