Form 10-Q
period 2013-06-30
Systematic Momentum FuturesAccess LLC
filed 2013-08-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2013, 406,243,051 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:

Cash	$256,885	$351,777
Investment in Portfolio Funds (Cost $441,989,846 at 2013 and $565,995,535 at 2012)	421,737,250	543,641,020
Receivable from Portfolio Fund	9,719,422	16,572,631

TOTAL ASSETS	$431,713,557	$560,565,428

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$731,934	$933,374
Redemptions payable	7,625,683	16,058,487
Other liabilities	581,943	503,803

Total liabilities	8,939,560	17,495,664

MEMBERS’ CAPITAL:
Members’ Interest (406,243,051 Units and 505,619,472 Units outstanding; unlimited Units authorized)	422,773,997	543,069,764
Total members’ capital	422,773,997	543,069,764

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$431,713,557	$560,565,428

NET ASSET VALUE PER UNIT:

Class A	$1.0422	$1.0689
Class C	$1.0239	$1.0554
Class D	$1.2779	$1.3008
Class I	$1.1150	$1.1413
Class D1	$1.1405	$1.1609
Class M	$0.9441	$0.9610

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(3,926,989)	$11,153,198	$(6,492,160)	$17,468,244
Change in unrealized, net	(14,267,198)	(21,069,559)	2,101,919	(29,699,632)

Total trading profit (loss), net	(18,194,187)	(9,916,361)	(4,390,241)	(12,231,388)

EXPENSES:
Sponsor fee	2,364,470	4,042,299	4,994,200	8,570,143
Other	242,095	357,049	572,994	714,048
Total expenses	2,606,565	4,399,348	5,567,194	9,284,191

NET INVESTMENT INCOME (LOSS)	(2,606,565)	(4,399,348)	(5,567,194)	(9,284,191)

NET INCOME (LOSS)	$(20,800,752)	$(14,315,709)	$(9,957,435)	$(21,515,579)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	66,747,230	108,975,910	71,527,720	113,320,161
Class C	298,823,465	474,312,845	313,547,397	501,799,101
Class D	12,512,655	28,693,390	14,288,654	30,835,948
Class I	31,305,666	59,384,791	33,759,258	63,520,672
Class D1	8,299,647	17,362,464	9,760,889	18,450,668
Class M	11,916,394	554,219	12,063,488	554,219

Net income (loss) per weighted average Unit
Class A	$(0.0460)	$(0.0194)	$(0.0430)	$(0.0274)
Class C	$(0.0493)	$(0.0215)	$(0.0470)	$(0.0313)
Class D	$(0.0548)	$(0.0203)	$(0.0480)	$(0.0231)
Class I	$(0.0492)	$(0.0194)	$(0.0456)	$(0.0257)
Class D1	$(0.0327)	$(0.0161)	$(0.0278)	$(0.0184)
Class M	$(0.0409)	$(0.0157)	$(0.0404)	$(0.0197)

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013
Class A	118,415,228	3,550,860	(19,536,444)	102,429,644	79,916,267	1,196,568	(17,992,280)	63,120,555
Class C	541,061,830	12,555,460	(116,273,429)	437,343,861	343,220,887	5,130,029	(65,592,121)	282,758,795
Class D	32,964,610	1,125,100	(7,208,756)	26,880,954	20,632,689	—	(8,323,366)	12,309,323
Class I	69,895,943	1,415,779	(15,006,533)	56,305,189	37,664,971	778,806	(9,503,149)	28,940,628
Class D1	20,409,402	—	(3,789,256)	16,620,146	11,727,979	209,723	(4,637,554)	7,300,148
Class M	150,000	404,219	—	554,219	12,456,679	379,389	(1,022,466)	11,813,602

Total Members’ Units	782,897,013	19,051,418	(161,814,418)	640,134,013	505,619,472	7,694,515	(107,070,936)	406,243,051

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013
Class A	$135,614,804	$4,100,416	$(22,448,771)	$(3,102,296)	$114,164,153	$85,424,977	$1,298,700	$(19,669,991)	$(1,268,107)	$65,785,579
Class C	617,955,947	14,353,390	(132,902,527)	(15,720,308)	483,686,502	362,231,029	5,526,999	(70,234,815)	(8,012,622)	289,510,591
Class D	45,258,044	1,550,000	(9,907,636)	(712,991)	36,187,417	26,839,468	—	(11,132,523)	22,893	15,729,838
Class I	85,127,204	1,750,933	(18,377,152)	(1,630,030)	66,870,955	42,987,295	925,000	(11,073,048)	(569,855)	32,269,392
Class D1	25,007,612	—	(4,700,354)	(339,014)	19,968,244	13,615,676	238,015	(5,580,420)	52,360	8,325,631
Class M	152,151	409,999	—	(10,940)	551,210	11,971,319	373,000	(1,009,249)	(182,104)	11,152,966

Total Members’ Interest	$909,115,762	$22,164,738	$(188,336,440)	$(21,515,579)	$721,428,481	$543,069,764	$8,361,714	$(118,700,046)	$(9,957,435)	$422,773,997

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0917	$1.0752	$1.3336	$1.1668	$1.1902	$0.9852

Net realized and net change in unrealized trading profit (loss)	(0.0449)	(0.0441)	(0.0550)	(0.0480)	(0.0491)	(0.0406)
Expenses	(0.0046)	(0.0072)	(0.0007)	(0.0038)	(0.0006)	(0.0005)

Net asset value, end of period	$1.0422	$1.0239	$1.2779	$1.1150	$1.1405	$0.9441

Total Return: (a)

Total return	-4.53%	-4.77%	-4.18%	-4.44%	-4.18%	-4.18%

Ratios to Average Members’ Capital:

Expenses	0.43%	0.67%	0.05%	0.33%	0.05%	0.05%

Net investment income (loss)	-0.43%	-0.67%	-0.05%	-0.33%	-0.05%	-0.05%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0689	$1.0554	$1.3008	$1.1413	$1.1609	$0.9610

Net realized and net change in unrealized trading profit (loss)	(0.0173)	(0.0169)	(0.0214)	(0.0186)	(0.0191)	(0.0158)
Expenses	(0.0094)	(0.0146)	(0.0015)	(0.0077)	(0.0013)	(0.0011)

Net asset value, end of period	$1.0422	$1.0239	$1.2779	$1.1150	$1.1405	$0.9441

Total Return: (a)

Total return	-2.50%	-2.99%	-1.76%	-2.30%	-1.76%	-1.76%

Ratios to Average Members’ Capital:

Expenses	0.86%	1.36%	0.11%	0.66%	0.11%	0.11%

Net investment income (loss)	-0.86%	-1.36%	-0.11%	-0.66%	-0.11%	-0.11%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1364	$1.1304	$1.3674	$1.2097	$1.2204	$1.0102

Net realized and net change in unrealized trading profit (loss)	(0.0170)	(0.0168)	(0.0206)	(0.0181)	(0.0184)	(0.0152)
Interest Income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0048)	(0.0076)	(0.0006)	(0.0039)	(0.0006)	(0.0004)

Net asset value, end of period	$1.1146	$1.1060	$1.3462	$1.1877	$1.2014	$0.9946

Total Return: (a)

Total return	-1.92%	-2.16%	-1.55%	-1.82%	-1.55%	-1.55%

Ratios to Average Members’ Capital:

Expenses	0.42%	0.67%	0.04%	0.32%	0.04%	0.04%

Net investment income (loss)	-0.42%	-0.67%	-0.04%	-0.32%	-0.04%	-0.04%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1452	$1.1421	$1.3729	$1.2179	$1.2253	$1.0143

Net realized and net change in unrealized trading profit (loss)	(0.0211)	(0.0209)	(0.0255)	(0.0225)	(0.0228)	(0.0189)
Interest Income, net (b)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0095)	(0.0152)	(0.0012)	(0.0077)	(0.0011)	(0.0008)

Net asset value, end of period	$1.1146	$1.1060	$1.3462	$1.1877	$1.2014	$0.9946

Total Return: (a)

Total return	-2.68%	-3.17%	-1.95%	-2.48%	-1.95%	-1.95%

Ratios to Average Members’ Capital:

Expenses	0.83%	1.33%	0.08%	0.63%	0.08%	0.08%

Net investment income (loss)	-0.83%	-1.33%	-0.08%	-0.63%	-0.08%	-0.08%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The eight Portfolio Funds in which the Fund is invested as of June 30, 2013 and December 31, 2012 are: Altis FuturesAccess LLC (“Altis”) (formerly ML Altis FuturesAccess LLC), Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”) (formerly ML John Locke FuturesAccess LLC), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in Portfolio Funds’ investments, comparing performance to industry benchmarks, and in-depth conference calls and site visits with the Portfolio Funds’ respective trading advisors (“Trading Advisors”).

The details of investments in Portfolio Funds at and for the six month period ended June 30, 2013, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 6/30/2013	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.04%	$67,799,286	$(2,263,463)	$72,268,996	$(790,640)	$—	Semi -Monthly
Altis	10.02%	42,374,553	3,074,658	53,543,736	(497,894)	—	Semi -Monthly
Winton	17.04%	72,036,742	2,517,205	63,237,949	(845,440)	(33,782)	Semi -Monthly
Aspect	10.02%	42,374,553	(191,706)	40,887,084	(495,170)	—	Semi -Monthly
John Locke	10.02%	42,374,554	(529,551)	46,489,991	(494,888)	—	Semi -Monthly
BlueTrend	16.56%	70,028,456	(6,136,872)	72,012,037	(844,891)	(89,462)	Monthly
Tudor	10.02%	42,374,553	(538,600)	46,949,167	(494,881)	—	Semi -Monthly
Lynx	10.02%	42,374,553	(321,912)	46,600,886	(495,061)	—	Semi -Monthly

	99.74%	$421,737,250	$(4,390,241)	$441,989,846	$(4,958,865)	$(123,244)

The details of investments in Portfolio Funds at and for the year ended December 31, 2012, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/12	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.02%	$86,982,563	$1,952,715	$91,506,604	$(2,486,864)	$(120,573)	Semi -Monthly
Altis	10.01%	54,364,101	(7,127,827)	75,847,367	(1,677,763)	—	Semi -Monthly
Winton	17.02%	92,418,972	(6,017,214)	83,860,910	(2,533,168)	(5,246)	Semi -Monthly
Aspect	10.01%	54,364,101	(6,877,343)	52,085,229	(1,443,377)	(87,941)	Semi -Monthly
John Locke	10.01%	54,364,106	(3,772,153)	58,936,300	(1,761,077)	—	Semi -Monthly
BlueTrend	17.02%	92,418,971	(1,622,871)	85,857,589	(2,835,668)	(63,100)	Monthly
Tudor	10.01%	54,364,104	(2,593,904)	59,046,955	(1,683,773)	—	Semi -Monthly
Lynx*	10.01%	54,364,102	(4,993,636)	58,854,581	(327,449)	(21,511)	Semi -Monthly

	100.11%	$543,641,020	$(31,052,233)	$565,995,535	$(14,749,139)	$(298,371)

* Investment made on July 1, 2012

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital.  These investments are recorded at fair value. In accordance with Regulation S-X, a prescribed regulation by the Securities and Exchange Commission, there are specific formats and contents of financial reports. The following is summarized financial information for each of the Portfolio Funds:

	As of June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Altis	$45,309,408	$2,934,855	$42,374,553
BlueTrend	153,890,805	6,917,355	146,973,450
Winton	1,094,915,322	20,980,744	1,073,934,578

Total	$1,294,115,535	$30,832,954	$1,263,282,581

	As of December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Altis	$56,323,395	$1,959,294	$54,364,101
Aspect	279,441,442	7,200,449	272,240,993

Total	$335,764,837	$9,159,743	$326,605,094

	For the six months ended June 30, 2013
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Altis	$3,797,801	$(152,339)	$(570,804)	$3,074,658
BlueTrend	(4,882,747)	(205,070)	(1,049,055)	(6,136,872)
Winton	3,540,568	(56,011)	(967,352)	2,517,205

Total	$2,455,622	$(413,420)	$(2,587,211)	$(545,009)

	For the six months ended June 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Transtrend	$11,369,727	$(397,828)	$(1,772,312)	$9,199,587
BlueTrend	(3,441,623)	(324,678)	(1,894,979)	(5,661,280)
Winton	(4,815,684)	(98,611)	(1,525,862)	(6,440,157)

Total	$3,112,420	$(821,117)	$(5,193,153)	$(2,901,850)

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

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV’s”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Fund has transparency.  As such, the Fund determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during 2013 and 2012. There were no transfers to or from any level during each of the three and six months ended June 30, 2013 and for the year ended December 31, 2012.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2013	$421,737,250	$—	$421,737,250	$—
December 31, 2012	$543,641,020	$—	$543,641,020	$—

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by respective Trading Advisors.

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

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Concentration Risk

The Fund’s investments in the Portfolio Funds are subject to the market and credit risk of the Portfolio Funds. Because the majority of the Fund’s capital is invested in the Portfolio Funds, any changes in the market conditions that would adversely affect the Portfolio Funds could significantly impact the solvency of the Fund.

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services is based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $23,427 and $41,019, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013 and 2012 amounted to $49,529 and $85,821, respectively, of which $10,987 and $13,062 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Sponsor fees as presented on the Statements of Operations are paid to related parties.

6.                          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements. Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis.  The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s interest in the Portfolio Funds as of such date, plus any other assets held by the Fund, minus accrued Sponsor’s fees and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.1480	n/a	$1.1623	n/a	$1.1364	n/a	$1.1449	n/a	$1.1710	n/a	$1.1146
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917	$1.1043	$1.1196	$1.1179	$1.0775	$1.0378	$1.0422

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.1439	n/a	$1.1572	n/a	$1.1304	n/a	$1.1380	n/a	$1.1629	n/a	$1.1060
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752	$1.0871	$1.1017	$1.0996	$1.0594	$1.0199	$1.0239

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.3780	n/a	$1.3969	n/a	$1.3674	n/a	$1.3794	n/a	$1.4126	n/a	$1.3462
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336	$1.3498	$1.3693	$1.3681	$1.3194	$1.2716	$1.2779

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.2213	n/a	$1.2369	n/a	$1.2097	n/a	$1.2192	n/a	$1.2474	n/a	$1.1877
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668	$1.1804	$1.1970	$1.1954	$1.1523	$1.1101	$1.1150

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.2298	n/a	$1.2467	n/a	$1.2204	n/a	$1.2311	n/a	$1.2607	n/a	$1.2014
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902	$1.2046	$1.2221	$1.2210	$1.1776	$1.1349	$1.1405

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.0180	n/a	$1.0320	n/a	$1.0102	n/a	$1.0191	n/a	$1.0436	n/a	$0.9946
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852	$0.9972	$1.0117	$1.0108	$0.9748	$0.9394	$0.9441

Liquidity and Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The net asset value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This permits the Portfolio Funds to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing notice eight business days prior to the 1st and 16th day of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

For the six months ended June 30, 2013 the Fund’s capital decreased 22.15% from $543,069,764 to $422,773,997.  This decrease was attributable to the net loss from operations of $9,957,435, coupled with the redemption of 107,070,936 Redeemable Units resulting in an outflow of $118,700,046.  The cash outflow was offset with cash inflow of $8,361,714 due to subscriptions of 7,694,515 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of June 30, 2013.

June 30, 2013
		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,422,683	20.29%
Currencies	61,417	0.88%
Energy	(100,646)	-1.44%
Interest rates	129,231	1.84%
Metals	7,198,399	102.69%
Stock indices	(1,700,453)	-24.26%

Total	$7,010,631	100.00%

The Fund experienced a net trading loss for the second quarter ended June 30, 2013 of $18,194,187.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolio held, through the Fund’s Portfolio Funds.  References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

April was a positive month, but reversals in May and June resulted in negative performance. The reversals were concentrated in fixed income markets in May and in equity and fixed income markets in June.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolio held, through the Fund’s Portfolio Funds. References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

In fixed income, the Portfolio Funds came into the second quarter positioned long across almost all markets they traded given the downward trend in yields. Their positioning performed well in April as the economic outlook was not especially strong and central banks seemed committed to quantitative easing. This changed abruptly in May and June as markets were concerned by comments made by U.S. Federal Reserve officials. Yields rose universally. Profits made in April were given back and the asset class ended the quarter with losses. The losses were especially severe in May given that the Portfolio Funds had large positions. As yields rose, they significantly cut long exposure through the end of the quarter.

The Portfolio Funds were also long equity indices at the start of the quarter. As global equity markets had generally been rising since late summer of 2012, with increased momentum in the first quarter of 2013, the Portfolio Funds had large long positions, with concentrations in U.S., European and Japanese equity indices. These positions generally made money in April and May, but suffered offsetting losses in June when markets reversed due to the possible withdrawal of monetary stimulus sooner than expected. Most trend followers were able to finish the quarter with small profits in the asset class.

In currencies, choppiness took a toll on returns. Some big reversals (in the Australian dollar, for example) and a lack of clear direction in many other currencies resulted in the Portfolio Funds consistently losing money each month during the quarter. In April, European currencies rallied against short positions held in the Portfolio Funds; this happened even as poor economic numbers indicated further deterioration in the eurozone economy, but expectations of additional stimulus from the European Central Bank boosted many currencies. The Portfolio Funds tried to adapt by shifting direction and getting long these currencies, only to see the U.S. dollar rally. In June, it was the Japanese yen’s turn to reverse, ending multiple months of declines against the U.S. dollar and other currencies and hurting short positions. Currencies were the second worst performing asset class in the second quarter after fixed income.

Performance in commodities was mixed. The gains came primarily from metals. After some declines in the first quarter, the Portfolio Funds came into April positioned short both industrial and precious metals. As prices fell sharply over the course of the quarter, the Portfolio Funds were able to book significant profits in markets like gold, silver and copper. Trends were not as strong in the energy and agricultural markets. The Portfolio Funds saw muted gains and losses that generally canceled each other out. Due to the big trends in metals, commodities were the best performing asset class for most Portfolio Funds.

In summary, big reversals in fixed income starting in May resulted in losses for the quarter. In currencies, some choppiness and more mild reversals also led to negative performance. There were small gains in equity indices due to the continuing rally in April and May. Commodities performed well as a result of the downward trend in metals which the Portfolio Funds took advantage of well.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2013 and 2012.

Altis Class DS (1)		June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,870,095	3.84%	$3,174,791	$796,864
Energy	246,629	0.51%	530,352	12,662
Interest Rates	815,388	1.67%	1,442,144	283,758
Metals	2,592,246	5.32%	4,487,941	985,823
Stock Indices	968,838	1.99%	1,613,002	439,119
Currencies	464,381	0.95%	1,020,015	6,122

TOTAL	$6,957,577	14.28%	$12,268,245	$2,524,348

(1) Average capitalization of Altis Class DS is $48,761,095.

Altis Class DS (1)		June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,559,700	2.60%	$3,511,512	$1,570,190
Energy	3,727,427	3.79%	4,029,618	3,288,717
Interest Rates	1,234,910	1.26%	2,147,073	424,911
Metals	1,582,172	1.61%	1,811,616	1,428,860
Stock Indices	358,077	0.36%	565,683	176,778
Currencies	1,813,797	1.85%	2,032,275	1,680,000

TOTAL	$11,276,083	11.47%	$14,097,777	$8,569,456

(1) Average capitalization of Altis Class DS is $98,282,084.

Transtrend Class DS (2)		June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$446,192	0.57%	$1,068,604	$139,900
Energy	189,434	0.24%	302,042	130,858
Interest Rates	5,923,072	7.58%	8,339,014	2,400,173
Metals	1,231,810	1.58%	2,195,357	898,830
Stock Indices	297,418	0.38%	398,160	132,682
Currencies	57,686	0.07%	142,110	15,400

TOTAL	$8,145,612	10.42%	$12,445,287	$3,717,843

(2) Average capitalization of Transtrend Class DS is $78,129,294.

Transtrend Class DS (2)		June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,029,912	2.19%	$3,230,760	$2,704,174
Energy	7,031,141	5.08%	7,910,893	5,733,569
Interest Rates	1,035,278	0.75%	1,288,143	734,794
Metals	1,415,901	1.02%	1,658,928	1,096,159
Stock Indices	1,264,248	0.91%	2,117,184	555,914
Currencies	1,548,391	1.12%	1,982,594	1,226,094

TOTAL	$15,324,871	11.07%	$18,188,502	$12,050,704

(2) Average capitalization of Transtrend Class DS is $138,309,149.

Aspect Class DS (3)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$511,271	1.05%	$1,056,765	$81,740
Energy	393,764	0.81%	574,539	207,492
Interest Rates	638,238	1.31%	1,004,272	292,219
Metals	1,261,446	2.58%	2,025,569	766,726
Stock Indices	409,567	0.84%	610,833	282,779
Currencies	1,111,089	2.27%	1,419,295	816,730

TOTAL	$4,325,375	8.86%	$6,691,273	$2,447,686

(3) Average Capitalization of Aspect Class DS is $48,882,071.

Aspect Class DS (3)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,727,183	2.23%	$1,991,024	$1,418,607
Energy	1,087,968	1.40%	1,343,057	817,906
Interest Rates	825,263	1.06%	1,045,268	597,838
Metals	333,728	0.43%	536,270	166,752
Stock Indices	2,265,546	2.92%	2,486,366	2,030,021
Currencies	148,414	0.19%	210,827	97,145

TOTAL	$6,388,102	8.23%	$7,612,812	$5,128,269

(3) Average Capitalization of Aspect Class DS is $77,574,479.

Winton Class DS (4)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$605,948	0.73%	$1,021,669	$207,307
Energy	363,242	0.44%	426,368	259,753
Interest Rates	1,390,861	1.67%	1,848,447	837,428
Metals	792,435	0.95%	1,703,845	45,504
Stock Indices	491,367	0.59%	717,380	312,158
Currencies	1,128,784	1.36%	1,546,399	645,959

TOTAL	$4,772,637	5.74%	$7,264,108	$2,308,109

(4) Average capitalization of Winton Class DS is $83,205,198.

Winton Class DS (4)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$994,227	0.71%	$1,109,444	$851,167
Energy	690,217	0.50%	1,132,340	288,464
Interest Rates	873,436	0.63%	1,492,178	369,509
Metals	1,600,744	1.15%	2,106,557	1,219,547
Stock Indices	3,134,497	2.25%	4,448,165	2,108,998
Currencies	1,273,451	0.91%	2,376,343	292,385

TOTAL	$8,566,572	6.15%	$12,665,027	$5,130,070

(4) Average capitalization of Winton Class DS is $139,342,732.

John Locke Class DS (5)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$213,631	0.44%	$310,054	$172,907
Energy	78,496	0.16%	131,586	50,994
Interest Rates	2,656,739	5.43%	3,341,143	1,701,780
Metals	1,036,192	2.12%	2,368,059	225,150
Stock Indices	728,755	1.49%	1,501,428	37,083
Currencies	1,418,916	2.90%	1,910,826	1,153,582

TOTAL	$6,132,729	12.54%	$9,563,096	$3,341,496

(5) Average capitalization of John Locke Class DS is $48,913,964.

John Locke Class DS (5)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,389,381	3.23%	$4,796,195	$1,721,437
Energy	1,147,523	1.09%	2,182,703	521,287
Interest Rates	846,425	0.81%	1,651,032	123,814
Metals	1,837,847	1.75%	2,441,414	1,402,415
Stock Indices	2,796,395	2.66%	3,905,755	1,454,923
Currencies	898,050	0.85%	1,814,646	333,031

TOTAL	$10,915,621	10.39%	$16,791,745	$5,556,907

(5) Average capitalization of John Locke Class DS is $105,047,150.

BlueTrend Class DS (6)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$213,054	0.26%	$335,733	$83,906
Energy	637,212	0.77%	910,538	178,972
Interest Rates	4,517,384	5.45%	6,454,706	1,268,919
Metals	374,850	0.45%	971,160	121,419
Stock Indices	1,269,198	1.53%	1,720,782	389,760
Currencies	1,048,921	1.27%	2,487,994	467,267

TOTAL	$8,060,619	9.73%	$12,880,913	$2,510,243

(6) Average capitalization of BlueTrend Class DS is $82,819,194.

BlueTrend Class DS (6)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,610,038	0.99%	$2,353,986	$814,769
Energy	3,239,304	1.99%	4,641,348	1,709,964
Interest Rates	4,613,757	2.83%	11,651,807	316,704
Metals	1,954,073	1.20%	2,337,954	1,376,195
Stock Indices	154,311	0.09%	340,352	46,570
Currencies	3,716,358	2.28%	7,732,910	164,817

TOTAL	$15,287,841	9.38%	$29,058,357	$4,429,019

(6) Average capitalization of BlueTrend Class DS is $162,848,511.

Tudor Tensor Class DS (7)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$560,836	1.15%	$882,779	$216,431
Energy	217,397	0.44%	440,330	20,112
Interest Rates	847,941	1.73%	1,311,407	599,154
Metals	1,950,168	3.99%	2,288,537	1,260,260
Stock Indices	778,855	1.59%	1,186,446	326,242
Currencies	221,287	0.45%	407,414	108,836

TOTAL	$4,576,484	9.35%	$6,516,913	$2,531,035

(7) Average capitalization of Tudor Tensor Class DS is $48,898,052.

Tudor Tensor Class DS (7)	June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$498,331	0.51%	$723,005	$286,960
Energy	1,026,678	1.05%	2,281,980	64,669
Interest Rates	1,237,395	1.26%	2,510,971	269,184
Metals	1,785,278	1.82%	3,065,063	833,944
Stock Indices	1,252,359	1.27%	1,916,483	771,668
Currencies	3,846,280	3.92%	6,066,754	1,825,060

TOTAL	$9,646,321	9.83%	$16,564,256	$4,051,485

(7) Average capitalization of Tudor Tensor Class DS is $98,241,117.

Lynx Class DS (8)	June 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$257,172	0.53%	$391,192	103,785
Energy	209,221	0.43%	354,898	140,394
Interest Rates	2,370,564	4.85%	3,942,167	749,943
Metals	1,502,807	3.07%	2,971,120	752,567
Stock Indices	984,224	2.01%	1,391,451	462,165
Currencies	1,117,741	2.29%	2,241,911	540,280

TOTAL	$6,441,729	13.18%	$11,292,739	$2,749,134

(8) Average capitalization of Lynx Class DS is $48,892,900.

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

The Portfolio Funds also have non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S and MLIB. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$186,225	174,221	$1.0689
1/16/2013	97,500	90,909	1.0725
2/01/2013	68,250	62,420	1.0934
2/16/2013	97,500	88,516	1.1015
3/01/2013	195,000	181,750	1.0729
3/16/2013	67,275	61,450	1.0948
4/01/2013	—	—	1.0917
4/16/2013	48,750	44,146	1.1043
5/01/2013	92,625	82,730	1.1196
5/16/2013	183,300	163,969	1.1179
6/01/2013	176,475	163,782	1.0775
6/16/2013	85,800	82,675	1.0378
7/01/2013	176,475	169,329	1.0422

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$383,000	362,896	$1.0554
1/16/2013	104,000	98,252	1.0585
2/01/2013	1,181,000	1,094,938	1.0786
2/16/2013	768,000	707,052	1.0862
3/01/2013	406,000	383,888	1.0576
3/16/2013	392,999	364,327	1.0787
4/01/2013	226,000	210,193	1.0752
4/16/2013	640,000	588,723	1.0871
5/01/2013	715,000	648,997	1.1017
5/16/2013	247,000	224,627	1.0996
6/01/2013	241,000	227,487	1.0594
6/16/2013	223,000	218,649	1.0199
7/01/2013	605,000	590,878	1.0239

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.3008
1/16/2013	—	—	1.3060
2/01/2013	—	—	1.3322
2/16/2013	—	—	1.3430
3/01/2013	—	—	1.3090
3/16/2013	—	—	1.3365
4/01/2013	—	—	1.3336
4/16/2013	—	—	1.3498
5/01/2013	—	—	1.3693
5/16/2013	—	—	1.3681
6/01/2013	—	—	1.3194
6/16/2013	—	—	1.2716
7/01/2013	—	—	1.2779

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1413
1/16/2013	10,000	8,731	1.1453
2/01/2013	10,000	8,563	1.1678
2/16/2013	—	—	1.1767
3/01/2013	85,000	74,152	1.1463
3/16/2013	35,000	29,917	1.1699
4/01/2013	16,000	13,713	1.1668
4/16/2013	70,000	59,302	1.1804
5/01/2013	280,000	233,918	1.1970
5/16/2013	419,000	350,510	1.1954
6/01/2013	—	—	1.1523
6/16/2013	—	—	1.1101
7/01/2013	15,000	13,453	1.1150

CLASS D1

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1610
1/16/2013	—	—	1.1656
2/01/2013	—	—	1.1890
2/16/2013	—	—	1.1986
3/01/2013	—	—	1.1682
3/16/2013	—	—	1.1928
4/01/2013	—	—	1.1902
4/16/2013	—	—	1.2046
5/01/2013	—	—	1.2221
5/16/2013	—	—	1.2210
6/01/2013	—	—	1.1776
6/16/2013	238,015	209,723	1.1349
7/01/2013	—	—	1.1405

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.9610
1/16/2013	—	—	0.9648
2/01/2013	—	—	0.9842
2/16/2013	100,000	100,786	0.9922
3/01/2013	17,000	17,580	0.9670
3/16/2013	—	—	0.9874
4/01/2013	—	—	0.9852
4/16/2013	—	—	0.9972
5/01/2013	—	—	1.0117
5/16/2013	50,000	49,466	1.0108
6/01/2013	200,000	205,170	0.9748
6/16/2013	6,000	6,387	0.9394
7/01/2013	—	—	0.9441

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)