Form 10-Q
period 2013-09-30
Systematic Momentum FuturesAccess LLC
filed 2013-11-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 359,272,944 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:

Cash	$385,312	$351,777
Investment in Portfolio Funds (Cost $390,696,532 at 2013 and $565,995,535 at 2012)	356,461,013	543,641,020
Receivable from Portfolio Fund	7,781,464	16,572,631

TOTAL ASSETS	$364,627,789	$560,565,428

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$636,890	$933,374
Redemptions payable	7,101,294	16,058,487
Other liabilities	524,772	503,803

Total liabilities	8,262,956	17,495,664

MEMBERS’ CAPITAL:
Members’ Interest (359,272,944 Units and 505,619,472 Units outstanding; unlimited Units authorized)	356,364,833	543,069,764
Total members’ capital	356,364,833	543,069,764

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$364,627,789	$560,565,428

NET ASSET VALUE PER UNIT:

Class A	$0.9928	$1.0689
Class C	$0.9729	$1.0554
Class D	$1.2219	$1.3008
Class I	$1.0632	$1.1413
Class D1	$1.0905	$1.1609
Class M	$0.9027	$0.9610

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(3,247,540)	$5,269,023	$(9,739,700)	$22,737,267
Change in unrealized, net	(13,982,923)	1,656,850	(11,881,004)	(28,042,782)

Total trading profit (loss), net	(17,230,463)	6,925,873	(21,620,704)	(5,305,515)

EXPENSES:
Sponsor fee	2,005,610	3,623,349	6,999,810	12,193,492
Other	214,375	343,767	787,369	1,057,815
Total expenses	2,219,985	3,967,116	7,787,179	13,251,307

NET INVESTMENT INCOME (LOSS)	(2,219,985)	(3,967,116)	(7,787,179)	(13,251,307)

NET INCOME (LOSS)	$(19,450,448)	$2,958,757	$(29,407,883)	$(18,556,822)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	61,048,025	100,167,861	68,034,488	108,936,061
Class C	270,392,580	422,089,799	299,162,458	475,229,333
Class D	12,435,493	25,680,919	13,670,933	29,117,605
Class I	27,095,915	55,446,668	31,538,144	60,829,337
Class D1	6,606,357	16,372,858	8,709,379	17,758,064
Class M	9,457,431	554,219	11,194,802	554,219

Net income (loss) per weighted average Unit
Class A	$(0.0490)	$0.0053	$(0.0439)	$(0.0236)
Class C	$(0.0504)	$0.0037	$(0.0456)	$(0.0298)
Class D	$(0.0558)	$0.0148	$(0.0508)	$(0.0115)
Class I	$(0.0511)	$0.0060	$(0.0439)	$(0.0213)
Class D1	$(0.0482)	$0.0092	$(0.0366)	$(0.0106)
Class M	$(0.0457)	$0.0064	$(0.0386)	$(0.0133)

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013
Class A	118,415,228	4,613,647	(28,097,977)	94,930,898	79,916,267	1,414,022	(23,557,151)	57,773,138
Class C	541,061,830	15,493,014	(163,157,604)	393,397,240	343,220,887	6,925,648	(97,528,365)	252,618,170
Class D	32,964,610	1,125,100	(11,897,393)	22,192,317	20,632,689	875,693	(9,472,338)	12,036,044
Class I	69,895,943	1,440,369	(18,091,134)	53,245,178	37,664,971	1,012,330	(13,503,422)	25,173,879
Class D1	20,409,402	—	(6,107,039)	14,302,363	11,727,979	375,761	(5,604,390)	6,499,350
Class M	150,000	404,219	—	554,219	12,456,679	517,090	(7,801,406)	5,172,363

Total Members’ Units	782,897,013	23,076,349	(227,351,147)	578,622,215	505,619,472	11,120,544	(157,467,072)	359,272,944

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013
Class A	$135,614,804	$5,315,266	$(32,269,629)	$(2,567,333)	$106,093,108	$85,424,977	$1,524,900	$(25,333,475)	$(4,257,545)	$57,358,857
Class C	617,955,947	17,667,891	(186,289,908)	(14,162,725)	435,171,205	362,231,029	7,341,999	(102,152,195)	(21,644,162)	245,776,671
Class D	45,258,044	1,550,000	(16,405,354)	(333,421)	30,069,269	26,839,468	1,106,000	(12,567,666)	(671,001)	14,706,801
Class I	85,127,204	1,780,858	(22,139,180)	(1,297,168)	63,471,714	42,987,295	1,179,730	(15,446,287)	(1,954,814)	26,765,924
Class D1	25,007,612	—	(7,523,804)	(188,808)	17,295,000	13,615,676	420,391	(6,682,414)	(266,091)	7,087,562
Class M	152,151	409,999	—	(7,367)	554,783	11,971,319	502,000	(7,190,031)	(614,270)	4,669,018

Total Members’ Interest	$909,115,762	$26,724,014	$(264,627,875)	$(18,556,822)	$652,655,079	$543,069,764	$12,075,020	$(169,372,068)	$(29,407,883)	$356,364,833

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0422	$1.0239	$1.2779	$1.1150	$1.1405	$0.9441

Net realized and net change in unrealized trading profit (loss)	(0.0450)	(0.0442)	(0.0553)	(0.0482)	(0.0494)	(0.0408)
Expenses	(0.0044)	(0.0068)	(0.0007)	(0.0036)	(0.0006)	(0.0006)

Net asset value, end of period	$0.9928	$0.9729	$1.2219	$1.0632	$1.0905	$0.9027

Total Return: (a)

Total return	-4.74%	-4.98%	-4.38%	-4.64%	-4.38%	-4.38%

Ratios to Average Members’ Capital:

Expenses	0.43%	0.68%	0.05%	0.33%	0.05%	0.05%

Net investment income (loss)	-0.43%	-0.68%	-0.05%	-0.33%	-0.05%	-0.05%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0689	$1.0554	$1.3008	$1.1413	$1.1609	$0.9610

Net realized and net change in unrealized trading profit (loss)	(0.0623)	(0.0611)	(0.0767)	(0.0667)	(0.0685)	(0.0567)
Expenses	(0.0138)	(0.0214)	(0.0022)	(0.0114)	(0.0019)	(0.0016)

Net asset value, end of period	$0.9928	$0.9729	$1.2219	$1.0632	$1.0905	$0.9027

Total Return: (a)

Total return	-7.12%	-7.81%	-6.07%	-6.84%	-6.07%	-6.07%

Ratios to Average Members’ Capital:

Expenses	1.29%	2.04%	0.17%	0.99%	0.17%	0.17%

Net investment income (loss)	-1.29%	-2.04%	-0.17%	-0.99%	-0.17%	-0.17%

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

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds. MLAI may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds. MLAI may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).  MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.                          INVESTMENTS IN PORTFOLIO FUNDS

The eight Portfolio Funds in which the Fund is invested as of September 30, 2013 and December 31, 2012 are: Altis FuturesAccess LLC (“Altis”) (formerly ML Altis FuturesAccess LLC), Aspect FuturesAccess LLC (“Aspect”) (formerly ML Aspect FuturesAccess LLC), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”) (formerly ML John Locke FuturesAccess LLC), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of investments in Portfolio Funds at and for the nine month period ended September 30, 2013, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 9/30/2013	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.04%	$57,150,366	$(4,293,482)	$62,540,383	$(1,106,370)	$—	Semi -Monthly
Altis	9.89%	35,245,574	(1,480,670)	49,663,725	(692,484)	—	Semi -Monthly
Winton	17.04%	60,722,264	1,553,493	54,066,025	(1,181,898)	(33,782)	Semi -Monthly
Aspect	9.95%	35,463,610	(3,281,940)	36,776,075	(691,151)	—	Semi -Monthly
John Locke	10.02%	35,718,978	(3,058,656)	41,740,579	(691,168)	—	Semi -Monthly
BlueTrend	17.04%	60,722,264	(7,601,865)	64,338,259	(1,182,461)	(89,462)	Monthly
Tudor	10.02%	35,718,978	(2,398,197)	41,444,808	(691,719)	—	Semi -Monthly
Lynx	10.02%	35,718,979	(1,059,387)	40,126,678	(692,836)	—	Semi -Monthly

	100.02%	$356,461,013	$(21,620,704)	$390,696,532	$(6,930,087)	$(123,244)

The details of investments in Portfolio Funds at and for the year ended December 31, 2012, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/12	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.02%	$86,982,563	$1,952,715	$91,506,604	$(2,486,864)	$(120,573)	Semi -Monthly
Altis	10.01%	54,364,101	(7,127,827)	75,847,367	(1,677,763)	—	Semi -Monthly
Winton	17.02%	92,418,972	(6,017,214)	83,860,910	(2,533,168)	(5,246)	Semi -Monthly
Aspect	10.01%	54,364,101	(6,877,343)	52,085,229	(1,443,377)	(87,941)	Semi -Monthly
John Locke	10.01%	54,364,106	(3,772,153)	58,936,300	(1,761,077)	—	Semi -Monthly
BlueTrend	17.02%	92,418,971	(1,622,871)	85,857,589	(2,835,668)	(63,100)	Monthly
Tudor	10.01%	54,364,104	(2,593,904)	59,046,955	(1,683,773)	—	Semi -Monthly
Lynx*	10.01%	54,364,102	(4,993,636)	58,854,581	(327,449)	(21,511)	Semi -Monthly

	100.11%	$543,641,020	$(31,052,233)	$565,995,535	$(14,749,139)	$(298,371)

* Investment made on July 1, 2012

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital. These investments are recorded at fair value. In accordance with Regulation S-X, a prescribed regulation by the Securities and Exchange Commission, there are specific formats and contents of financial reports. The following is summarized financial information for each of the significant Portfolio Funds:

	As of September 30, 2013
	Total Assets	Total Liabilities	Total Capital
BlueTrend	$152,070,208	$8,484,288	$143,585,920

Total	$152,070,208	$8,484,288	$143,585,920

	As of December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Altis	$56,323,395	$1,959,294	$54,364,101
Aspect	279,441,442	7,200,449	272,240,993

Total	$335,764,837	$9,159,743	$326,605,094

	For the nine months ended September 30, 2013
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
BlueTrend	$(5,876,868)	$(289,211)	$(1,435,786)	$(7,601,865)

Total	$(5,876,868)	$(289,211)	$(1,435,786)	$(7,601,865)

	For the nine months ended September 30, 2012
				Net
	Income (Loss)	Commissions	Other	Income (Loss)
Transtrend	$10,950,829	$(557,110)	$(2,454,836)	$7,938,883
Aspect	(2,167,122)	(153,820)	(1,394,313)	(3,715,255)
Winton	(3,198,573)	(137,320)	(2,188,724)	(5,524,617)

Total	$5,585,134	$(848,250)	$(6,037,873)	$(1,300,989)

The income statement information presented above is the Fund’s proportionate ownership of the Portfolio Fund.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds.

Although there are monthly transactions in these Portfolio Funds, the Net Asset Value’s (“NAV’s”) are materially based on portfolios of Level I and Level II assets and liabilities for which the Portfolio Fund have transparency.  As such, the Fund determined that its investments in these Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from Level II during 2013 and 2012. There were no transfers to or from any level during each of the three and nine months ended September 30, 2013 and for the year ended December 31, 2012.

The following table summarizes the valuation of the Fund’s investment by the above fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2013	$356,461,013	$—	$356,461,013	$—
December 31, 2012	$543,641,020	$—	$543,641,020	$—

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profits on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition.

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

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $24,130 and $35,419, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013 and 2012 amounted to $73,659 and $121,241, respectively, of which $12,074and $13,062 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s interests in the Portfolio Funds as of such date plus any other assets held by the Fund, minus accrued Sponsor’s fees and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.1480	n/a	$1.1623	n/a	$1.1364	n/a	$1.1449	n/a	$1.1710	n/a	$1.1146	n/a	$1.1707	n/a	$1.1523	n/a	$1.1176
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917	$1.1043	$1.1196	$1.1179	$1.0775	$1.0378	$1.0422	$1.0452	$1.0288	$1.0193	$1.0013	$1.0223	$0.9928

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.1439	n/a	$1.1572	n/a	$1.1304	n/a	$1.1380	n/a	$1.1629	n/a	$1.1060	n/a	$1.1607	n/a	$1.1415	n/a	$1.1062
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752	$1.0871	$1.1017	$1.0996	$1.0594	$1.0199	$1.0239	$1.0264	$1.0098	$1.0001	$0.9820	$1.0023	$0.9729

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.3780	n/a	$1.3969	n/a	$1.3674	n/a	$1.3794	n/a	$1.4126	n/a	$1.3462	n/a	$1.4158	n/a	$1.3952	n/a	$1.3549
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336	$1.3498	$1.3693	$1.3681	$1.3194	$1.2716	$1.2779	$1.2823	$1.2630	$1.2521	$1.2308	$1.2574	$1.2219

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.2213	n/a	$1.2369	n/a	$1.2097	n/a	$1.2192	n/a	$1.2474	n/a	$1.1877	n/a	$1.2479	n/a	$1.2286	n/a	$1.1921
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668	$1.1804	$1.1970	$1.1954	$1.1523	$1.1101	$1.1150	$1.1184	$1.1010	$1.0910	$1.0719	$1.0947	$1.0632

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.2298	n/a	$1.2467	n/a	$1.2204	n/a	$1.2311	n/a	$1.2607	n/a	$1.2014	n/a	$1.2635	n/a	$1.2452	n/a	$1.2092
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902	$1.2046	$1.2221	$1.2210	$1.1776	$1.1349	$1.1405	$1.1445	$1.1272	$1.1175	$1.0984	$1.1222	$1.0905

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.
2012	n/a	$1.0180	n/a	$1.0320	n/a	$1.0102	n/a	$1.0191	n/a	$1.0436	n/a	$0.9946	n/a	$1.0460	n/a	$1.0308	n/a	$1.0010
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852	$0.9972	$1.0117	$1.0108	$0.9748	$0.9394	$0.9441	$0.9474	$0.9331	$0.9250	$0.9093	$0.9289	$0.9027

Liquidity and Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The net asset value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Portfolio Funds to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing notice eight business days prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

For the nine month period ended September 30, 2013 the Fund’s capital decreased 34.38% from $543,069,764 to $356,364,833.  This decrease was attributable to the net loss from operations of $29,407,883, coupled with the redemption of 157,467,072 Redeemable Units resulting in an outflow of $169,372,068.  The cash outflow was offset with cash inflow of $12,075,020 due to subscriptions of 11,120,544 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $202,597 is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

January 1, 2013 to March 31, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2013:

March 31, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$1,349,564	17.51%
Currencies	(1,098,087)	-14.25%
Energy	221,595	2.88%
Interest rates	6,897,606	89.50%
Metals	(86,731)	-1.13%
Stock indices	423,517	5.49%

Total	$7,707,464	100.00%

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

June 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$1,422,683	20.29%
Currencies	61,417	0.88%
Energy	(100,646)	-1.44%
Interest rates	129,231	1.84%
Metals	7,198,399	102.69%
Stock indices	(1,700,453)	-24.26%

Total	$7,010,631	100.00%

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

July 1, 2013 to September 30, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of September 30, 2013.

September 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,882,495	-125.46%
Currencies	1,326,476	-88.41%
Energy	(1,115,772)	74.36%
Interest rates	715,852	-47.71%
Metals	(2,694,024)	179.55%
Stock indices	(1,615,466)	107.67%

Total	$(1,500,439)	100.00%

The Fund experienced a net trading loss for the third quarter ended September 30, 2013 of $17,230,463

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolio held, through the Fund’s Portfolio Funds.  References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

Multiple reversals in metals, fixed income, equity indices and oil markets resulted in losses for the Partnership at different points in the quarter.

In fixed income, the Portfolio Funds came into the third quarter positioned short bonds and neutral rates. With the U.S. Federal Reserve hinting at tapering, fixed income markets had abruptly reversed in May and June, ending a prolonged period where falling yields had been the norm. With yields rising sharply during those two months, trend followers had gotten short many markets. The reversals in rates had been less severe and most Portfolio Funds had a neutral and balanced posture in that sector. Given the recent reversals, risk taking was generally minimal in the asset class. The uncertainty regarding tapering introduced volatility into markets. Central bank officials generally were able to calm markets in July and yields came back down some, only to rise further in August as the next Federal Open Market Committee meeting approached and then fall again in September when the U.S. Federal Reserve decided not to taper its bond purchases. This environment proved too choppy for most medium and longer term trend followers. Losses were sustained as the Trading Advisors tried to maneuver their portfolios based on the frequently shifting market direction. Given relatively low exposures, the losses were not too severe.

The Portfolio Funds were long equity indices at the start of the third quarter. The downward moves in markets in June had not been large enough to force the Portfolio Funds to get short. The Portfolio Funds continued to maintain a long bias with respect to global equity indices. July was a positive month for the asset class. With fewer near-term policy worries, equity markets recovered from their June losses when fears of tapering had led to downward moves. In August, concerns over Syria made headlines and markets tumbled as the possibility of military intervention grew. These concerns eased in early September and the U.S. Federal Reserve’s decision not to taper buoyed markets. Despite these mixed moves, equities finished the quarter higher and long positions held by trend followers generated profits. Equity indices were the only profitable asset class for the Portfolio Funds.

Currencies continued to prove difficult to trade. The Portfolio Funds had a long U.S. dollar bias at the start of the quarter. This positioning lost money in July and August. At first, dovish reassurances by central bankers pushed back market expectations on tapering and pointed towards policy remaining accommodative. This led to the U.S. dollar losing value, but only to strengthen again in August as a more risk averse-environment took hold. Finally, at quarter end, the U.S. dollar weakened after the U.S. Federal Reserve’s non-tapering surprise decision. Thus, the direction in currency markets changed each month, too frequently for medium term trend followers to navigate. Losses were felt across all Portfolio Funds.

Commodities were the worst performing asset class, generating the bulk of losses. The Portfolio Funds came into the quarter with a short bias in metals, energies and agriculturals but significant whipsawing resulted in poor performance. First, metals reversed, rising against the trend in what could be deemed a relief rally. Large short positions held by trend followers saw losses. The new upward trend lasted only a few months and precious metals saw sharp down moves in September just as the Portfolio Funds were getting long. At the same time, oil markets were seeing appreciation early in the quarter as geopolitical tensions rose in the Middle East, first in Egypt and then in Syria. The Portfolio Funds saw some losses initially but repositioned their portfolios to be long oil and oil product markets by the end of August. In September, oil reversed sharply after an apparent diplomatic solution was reached with Syria. This time, losses were felt in long positions. Agricultural markets also failed to produce strong gains. Thus, losses were seen across the commodity spectrum due to big reversals in several sectors.

In summary, continuing upward trends in equity indices led to some gains in the third quarter but significant reversals and choppy moves in all other asset classes resulted in losses, overwhelming any profits made in equities. In an environment without sufficient sustained trends, all Portfolio Funds saw losses. Those with larger commodity allocations fared worse. The Portfolio Funds with larger equity allocations and those with longer time horizons performed slightly better.

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

The Portfolio Funds, under the direction of their respective Trading Advisors, rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s and Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine months ended September 30, 2013 and 2012.

Altis Class DS (1)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,294,496	2.85%	$3,174,791	$131,559
Energy	332,591	0.73%	549,881	12,662
Interest Rates	1,000,103	2.20%	1,492,678	283,758
Metals	3,227,117	7.10%	4,901,210	985,823
Stock Indices	697,653	1.53%	1,613,002	142,562
Currencies	444,491	0.98%	1,020,015	6,122

TOTAL	$6,996,451	15.39%	$12,751,577	$1,562,486

(1) Average capitalization of Altis Class DS is $45,482,327.

Altis Class DS (1)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,249,885	2.51%	$3,511,512	$1,433,465
Energy	2,894,606	3.23%	4,029,618	1,080,614
Interest Rates	849,352	0.95%	2,147,073	68,791
Metals	2,282,766	2.55%	4,276,043	1,428,860
Stock Indices	618,721	0.69%	1,323,230	176,778
Currencies	1,549,751	1.73%	2,032,275	898,332

TOTAL	$10,445,081	11.66%	$17,319,751	$5,086,840

(1) Average capitalization of Altis Class DS is $89,650,070.

Transtrend Class DS (2)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$390,816	0.54%	$1,039,800	$136,129
Energy	226,244	0.31%	338,472	127,331
Interest Rates	4,377,630	6.00%	8,114,237	1,463,565
Metals	2,336,728	3.20%	5,035,408	874,602
Stock Indices	378,599	0.52%	608,003	129,106
Currencies	298,805	0.41%	855,961	14,985

TOTAL	$8,008,822	10.98%	$15,991,881	$2,745,718

(2) Average capitalization of Transtrend Class DS is $72,927,464.

Transtrend Class DS (2)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,966,478	1.51%	$3,095,285	$87,287
Energy	4,514,917	3.47%	7,579,168	67,194
Interest Rates	1,808,203	1.39%	3,679,368	703,982
Metals	1,777,142	1.37%	2,799,851	1,050,194
Stock Indices	2,837,744	2.18%	6,512,918	532,603
Currencies	1,189,315	0.91%	1,899,458	559,796

TOTAL	$14,093,799	10.83%	$25,566,048	$3,001,056

(2) Average capitalization of Transtrend Class DS is $130,180,583.

Aspect Class DS (3)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$398,976	0.87%	$1,033,787	$79,962
Energy	322,632	0.71%	562,047	181,730
Interest Rates	907,501	1.99%	1,572,861	285,865
Metals	1,361,207	2.99%	1,981,526	750,055
Stock Indices	268,902	0.59%	597,552	4,953
Currencies	766,729	1.68%	1,388,435	116,244

TOTAL	$4,025,947	8.83%	$7,136,208	$1,418,809

(3) Average Capitalization of Aspect Class DS is $45,600,880.

Aspect Class DS (3)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,326,846	1.77%	$1,908,689	$625,956
Energy	1,449,112	1.93%	2,484,887	784,083
Interest Rates	1,101,098	1.47%	1,891,122	573,115
Metals	374,570	0.50%	531,679	159,856
Stock Indices	1,514,165	2.01%	2,383,547	185,982
Currencies	392,581	0.52%	981,469	93,128

TOTAL	$6,158,372	8.20%	$10,181,393	$2,422,120

(3) Average Capitalization of Aspect Class DS is $75,154,747.

Winton Class DS (4)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$454,660	0.59%	$903,626	$183,355
Energy	274,827	0.35%	377,106	172,609
Interest Rates	1,137,876	1.47%	1,634,878	740,672
Metals	1,061,026	1.37%	1,872,901	40,247
Stock Indices	397,534	0.51%	634,494	276,091
Currencies	925,975	1.19%	1,367,729	571,325

TOTAL	$4,251,898	5.48%	$6,790,734	$1,984,299

(4) Average capitalization of Winton Class DS is $77,617,361.

Winton Class DS (4)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$693,911	0.52%	$996,663	$250,960
Energy	566,665	0.43%	1,017,232	259,141
Interest Rates	2,012,641	1.51%	4,991,189	331,947
Metals	1,385,556	1.04%	1,892,415	1,087,917
Stock Indices	2,093,159	1.57%	3,995,986	550,281
Currencies	1,076,596	0.81%	2,134,776	262,663

TOTAL	$7,828,528	5.88%	$15,028,261	$2,742,909

(4) Average capitalization of Winton Class DS is $132,989,352.

John Locke Class DS (5)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$250,533	0.55%	$355,403	$172,907
Energy	80,589	0.18%	131,586	50,994
Interest Rates	1,878,036	4.12%	3,341,143	286,357
Metals	1,755,805	3.85%	3,501,054	225,150
Stock Indices	763,623	1.67%	1,501,428	37,083
Currencies	1,042,106	2.28%	1,910,826	257,649

TOTAL	$5,770,692	12.65%	$10,741,440	$1,030,140

(5) Average capitalization of John Locke Class DS is $45,636,561.

John Locke Class DS (5)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,371,245	2.51%	$4,796,195	$325,931
Energy	1,547,448	1.64%	2,450,551	521,287
Interest Rates	1,172,506	1.24%	1,904,936	123,814
Metals	1,382,831	1.47%	2,441,414	460,036
Stock Indices	2,737,787	2.90%	3,905,755	1,454,923
Currencies	847,932	0.90%	1,814,646	333,031

TOTAL	$10,059,749	10.66%	$17,313,497	$3,219,022

(5) Average capitalization of John Locke Class DS is $94,385,616.

BlueTrend Class DS (6)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$210,282	0.27%	$297,985	$74,472
Energy	602,340	0.78%	808,162	158,849
Interest Rates	3,555,231	4.60%	5,728,975	1,126,249
Metals	832,740	1.08%	1,993,315	107,767
Stock Indices	759,280	0.98%	1,527,307	21,374
Currencies	874,584	1.13%	2,208,258	414,730

TOTAL	$6,834,457	8.84%	$12,564,002	$1,903,441

(6) Average capitalization of BlueTrend Class DS is $77,208,936.

BlueTrend Class DS (6)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,095,578	0.73%	$2,214,824	$211,393
Energy	2,200,807	1.47%	4,366,963	416,843
Interest Rates	3,351,835	2.24%	10,962,979	297,982
Metals	1,655,585	1.11%	2,199,740	1,060,707
Stock Indices	1,812,172	1.21%	6,273,074	43,817
Currencies	3,721,463	2.49%	7,275,759	155,073

TOTAL	$13,837,440	9.25%	$33,293,339	$2,185,815

(6) Average capitalization of BlueTrend Class DS is $149,443,397.

Tudor Tensor Class DS (7)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$429,905	0.94%	$882,779	$164,443
Energy	294,717	0.65%	465,942	20,112
Interest Rates	946,648	2.07%	1,311,407	599,154
Metals	1,680,681	3.68%	2,288,537	1,117,235
Stock Indices	639,749	1.40%	1,186,446	326,242
Currencies	197,185	0.43%	407,414	108,836

TOTAL	$4,188,885	9.17%	$6,542,525	$2,336,022

(7) Average capitalization of Tudor Tensor Class DS is $45,625,673.

Tudor Tensor Class DS (7)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$546,812	0.61%	$723,005	$286,960
Energy	960,978	1.07%	2,281,980	64,669
Interest Rates	977,957	1.09%	2,510,971	269,184
Metals	1,386,997	1.55%	3,065,063	554,163
Stock Indices	1,226,751	1.37%	1,916,483	771,668
Currencies	3,757,341	4.19%	6,066,754	1,825,060

TOTAL	$8,856,836	9.88%	$16,564,256	$3,771,704

(7) Average capitalization of Tudor Tensor Class DS is $89,621,393.

Lynx Class DS (8)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$234,629	0.51%	$391,192	$117,438
Energy	275,893	0.60%	403,043	140,394
Interest Rates	1,678,653	3.68%	3,942,167	128,822
Metals	2,189,857	4.80%	3,522,035	752,567
Stock Indices	856,197	1.88%	1,391,451	444,985
Currencies	699,721	1.53%	1,441,957	379,615

TOTAL	$5,934,950	13.00%	$11,091,845	$1,963,821

(8) Average capitalization of Lynx Class DS is $45,622,148.

Lynx Class DS (8)

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$410,083	0.59%	$426,033	$400,494
Energy	725,401	1.04%	753,615.80	708,438.53
Interest Rates	3,267,876	4.70%	3,394,980.31	3,191,460.24
Metals	1,457,829	2.10%	1,514,531.53	1,423,739.37
Stock Indices	2,380,002	3.42%	2,472,572.35	2,324,348.18
Currencies	1,483,234	2.13%	1,540,924.35	1,448,550.01

TOTAL	$9,724,425	13.98%	$10,102,657	$9,497,030

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

The Portfolio Funds also have non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S and MLIB. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Portfolio Funds have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Portfolio Funds.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of Systematic Momentum FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13(a) -15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.  No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$186,225	174,221	$1.0689
1/16/2013	97,500	90,909	1.0725
2/01/2013	68,250	62,420	1.0934
2/16/2013	97,500	88,516	1.1015
3/01/2013	195,000	181,750	1.0729
3/16/2013	67,275	61,450	1.0948
4/01/2013	—	—	1.0917
4/16/2013	48,750	44,146	1.1043
5/01/2013	92,625	82,730	1.1196
5/16/2013	183,300	163,969	1.1179
6/01/2013	176,475	163,782	1.0775
6/16/2013	85,800	82,675	1.0378
7/01/2013	176,475	169,329	1.0422
7/16/2013	13,650	13,060	1.0452
8/01/2013	36,075	35,065	1.0288
8/16/2013	—	—	1.0193
9/01/2013	—	—	1.0013
9/16/2013	—	—	1.0223
10/01/2013	48,750	49,074	0.9928

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$383,000	362,896	$1.0554
1/16/2013	104,000	98,252	1.0585
2/01/2013	1,181,000	1,094,938	1.0786
2/16/2013	768,000	707,052	1.0862
3/01/2013	406,000	383,888	1.0576
3/16/2013	392,999	364,327	1.0787
4/01/2013	226,000	210,193	1.0752
4/16/2013	640,000	588,723	1.0871
5/01/2013	715,000	648,997	1.1017
5/16/2013	247,000	224,627	1.0996
6/01/2013	241,000	227,487	1.0594
6/16/2013	223,000	218,649	1.0199
7/01/2013	605,000	590,878	1.0239
7/16/2013	180,000	175,370	1.0264
8/01/2013	422,000	417,905	1.0098
8/16/2013	298,000	297,970	1.0001
9/01/2013	204,000	207,739	0.9820
9/16/2013	106,000	105,757	1.0023
10/01/2013	341,000	350,282	0.9729

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.3008
1/16/2013	—	—	1.3060
2/01/2013	—	—	1.3322
2/16/2013	—	—	1.3430
3/01/2013	—	—	1.3090
3/16/2013	—	—	1.3365
4/01/2013	—	—	1.3336
4/16/2013	—	—	1.3498
5/01/2013	—	—	1.3693
5/16/2013	—	—	1.3681
6/01/2013	—	—	1.3194
6/16/2013	—	—	1.2716
7/01/2013	—	—	1.2779
7/16/2013	—	—	1.2823
8/01/2013	1,106,000	875,693	1.2630
8/16/2013	—	—	1.2521
9/01/2013	—	—	1.2308
9/16/2013	—	—	1.2574
10/01/2013	—	—	1.2219

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1413
1/16/2013	10,000	8,731	1.1453
2/01/2013	10,000	8,563	1.1678
2/16/2013	—	—	1.1767
3/01/2013	85,000	74,152	1.1463
3/16/2013	35,000	29,917	1.1699
4/01/2013	16,000	13,713	1.1668
4/16/2013	70,000	59,302	1.1804
5/01/2013	280,000	233,918	1.1970
5/16/2013	419,000	350,510	1.1954
6/01/2013	—	—	1.1523
6/16/2013	—	—	1.1101
7/01/2013	15,000	13,453	1.1150
7/16/2013	—	—	1.1184
8/01/2013	53,730	48,801	1.1010
8/16/2013	—	—	1.0910
9/01/2013	70,000	65,305	1.0719
9/16/2013	116,000	105,965	1.0947
10/01/2013	93,142	87,556	1.0632

CLASS D1

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1610
1/16/2013	—	—	1.1656
2/01/2013	—	—	1.1890
2/16/2013	—	—	1.1986
3/01/2013	—	—	1.1682
3/16/2013	—	—	1.1928
4/01/2013	—	—	1.1902
4/16/2013	—	—	1.2046
5/01/2013	—	—	1.2221
5/16/2013	—	—	1.2210
6/01/2013	—	—	1.1776
6/16/2013	238,015	209,723	1.1349
7/01/2013	—	—	1.1405
7/16/2013	—	—	1.1445
8/01/2013	—	—	1.1272
8/16/2013	—	—	1.1175
9/01/2013	182,376	166,038	1.0984
9/16/2013	—	—	1.1222
10/01/2013	—	—	1.0905

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.9610
1/16/2013	—	—	0.9648
2/01/2013	—	—	0.9842
2/16/2013	100,000	100,786	0.9922
3/01/2013	17,000	17,580	0.9670
3/16/2013	—	—	0.9874
4/01/2013	—	—	0.9852
4/16/2013	—	—	0.9972
5/01/2013	—	—	1.0117
5/16/2013	50,000	49,466	1.0108
6/01/2013	200,000	205,170	0.9748
6/16/2013	6,000	6,387	0.9394
7/01/2013	—	—	0.9441
7/16/2013	50,000	52,776	0.9474
8/01/2013	44,000	47,155	0.9331
8/16/2013	20,000	21,622	0.9250
9/01/2013	—	—	0.9093
9/16/2013	15,000	16,148	0.9289
10/01/2013	—	—	0.9027

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)