Form 10-K
period 2013-12-31
Systematic Momentum FuturesAccess LLC
filed 2014-03-25
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Units of  limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2014 Units of limited liability company interest with an aggregate Net Asset Value of $263,545,262 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2013 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Systematic Momentum FuturesAccess LLC (formerly ML Systematic Momentum FuturesAccess LLC) (the “Fund”), a FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”), the manager of the Fund, among a number of different underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”).  MLAI is the sponsor and manager of the Portfolio Funds.

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds are composed of direct-trading funds advised by a single trading advisor or funds of funds for which the Sponsor acts as the advisor and allocates capital among multiple commodity trading advisors.  Investors can allocate and reallocate capital among different FuturesAccess Funds.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the first and sixteenth  calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s interests in the Portfolio Funds as of that date plus any other assets held by the Fund, minus accrued Sponsor fees, any offering or operating costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2013 the Net Asset Value and the Net Asset Value per Unit in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $297,282,028 and $1.0369 for Class A, $1.0135 for Class C, $1.2809 for Class D, $1.1115 for Class I, $0.000 for Class D1 and $0.9463 for Class M.

Since the Fund began trading activities the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class C was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class D was $1.4900 (April 30, 2011) and the lowest was $1.0212 (August 31 2007). The highest month-end Net Asset Value per Unit for Class I was $1.3315 (April 30, 2011) and the lowest was $0.9500 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D1 was $1.3298 (April 30, 2011) and the lowest was $0.9113 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class DA was $1.0282 (December 31, 2008) and the lowest was $0.9460 (July 31, 2009).  The highest month-end Net Asset Value per Unit for Class M was $1.0460 (July 31, 2012) and the lowest was $.9026 (October 15, 2013).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

General

The Fund allocates and reallocates its capital under the direction of MLAI, among a number of different underlying FuturesAccess Funds (each a Portfolio Fund). Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of its Trading Advisor.

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

The Portfolio Funds in which the Fund holds investments as of December 31, 2013 are:  Altis FuturesAccess LLC (“Altis Fund”), Aspect FuturesAccess LLC (“Aspect Fund”), ML BlueTrend FuturesAccess LLC (“BlueTrend Fund”), John Locke FuturesAccess LLC (“John Locke Fund”), Lynx FuturesAccess LLC (“Lynx Fund”),

ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend Fund”), Tudor Tensor FuturesAccess LLC (“Tudor Fund”), ML Winton FuturesAccess LLC (“Winton Fund”).  Each underlying Portfolio Fund has its own Trading Advisor.

As of March 31, 2014, the Altis Fund will no longer be a Portfolio Fund.  In MLAI’s discretion, the Fund will reallocate its redeemed capital from the Altis Fund among one or more Portfolio Funds.

Portfolio Funds—Selection and Allocations

MLAI is responsible for identifying and selecting the underlying FuturesAccess Funds as Portfolio Funds in which the Fund invests, as well as for allocating and rebalancing Fund capital among the Portfolio Funds in an effort to maintain target allocations established by MLAI.

MLAI may use quantitative performance criteria, analytical and statistical techniques, market experience, qualitative due diligence and the subjective judgment of MLAI personnel in reviewing and selecting prospective FuturesAccess Funds as Portfolio Funds for the Fund.  Selecting FuturesAccess Funds for inclusion in the Fund’s portfolio ultimately involves the subjective evaluation of both quantitative and qualitative factors by MLAI’s personnel.  In evaluating a trading advisor of a FuturesAccess Fund for possible inclusion in the Fund’s portfolio, MLAI considers a number of factors, which may include, but are not limited to, certain of the following factors:  (i) the type of systematic-based trading strategy implemented and the time frames over which the systems operate; (ii) business acumen, organizational infrastructure and internal controls; (iii) assets under management and track record; (iv) quantitative performance analysis; (v) risk management controls and procedures; (vi) business terms; (vii) conflicts of interest; (viii) the professional background, reputation and experience of a trading advisor’s principals and key personnel; (ix) commitment of the personal assets of a trading advisor’s principals and key personnel to their trading program; (x) the diversification potential of including the FuturesAccess Fund together with the other FuturesAccess Funds in the Fund’s portfolio; and (xi) the sophistication and depth of resources committed to ongoing research effort.  MLAI may consider a variety of factors in allocating and reallocating the Fund’s capital among underlying FuturesAccess Funds, and the list above is illustrative only.

MLAI is limited in its trading advisor selections to the FuturesAccess Funds.  There are currently only a strictly limited number of FuturesAccess Funds available for investment by the Fund.

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

MLAI periodically reviews Portfolio Fund performance as well as changes in market conditions to determine whether to terminate existing or to add new underlying FuturesAccess Funds, and/or to adjust its target allocations and relative weightings among the existing Portfolio Funds.

There can be no assurance as to which factors MLAI may consider in making capital allocations for the Fund, or as to which allocations MLAI may make.

During the fiscal year ended December 31, 2013, MLAI did not terminate any of the Trading Advisors.  On March 19, 2014, MLAI notified Altis Partners (Jersey) Limited regarding the Fund’s terminating its investment in the Altis Fund, effective March 31, 2014.

Portfolio Funds and Trading Advisors

(a) The Fund currently invests in the following underlying Portfolio Funds which are advised, respectively, by the Trading Advisors as indicated below:

Portfolio Funds	Trading Advisors

Altis FuturesAccess LLC	Altis Partners (Jersey) Limited*
(the “Altis Fund”)	(“Altis”)
Aspect FuturesAccess LLC	Aspect Capital Limited**
(the “Aspect Fund”)	(“Aspect”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(the “Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited**
(the “Winton Fund”)	(“Winton”)
John Locke FuturesAccess LLC	John Locke Investments SA
(the “John Locke Fund”)	(“John Locke”)
ML BlueTrend FuturesAccess LLC	BlueCrest Capital Management LLP**
(the “BlueTrend Fund”)	(“BlueTrend”)
Tudor Tensor FuturesAccess LLC	Tudor Investment Corporation**
(the “Tudor Fund”)	(“Tudor”)
Lynx FuturesAccess LLC	Lynx Asset Management AB
(the “Lynx Fund”)	(“Lynx”)

* As of March 31, 2014, the Altis Fund will no longer be a Portfolio Fund

** This Trading Advisor is registered under the Investment Advisers Act of 1940.

(b) The allocation percentages of the Fund’s investment in the underlying Portfolio Funds as of December 31, 2013 are as follows:

Altis FuturesAccess LLC	10.00%
Aspect FuturesAccess LLC	10.00%
ML Transtrend FuturesAccess LLC	16.00%
ML Winton FuturesAccess LLC	17.00%
John Locke FuturesAccess LLC	10.00%
ML Bluetrend FuturesAccess LLC	17.00%
Tudor Tensor FuturesAccess LLC.	10.00%
Lynx FuturesAccess LLC	10.00%

(c) Each of the Portfolio Funds is managed by MLAI.  Each Trading Advisor has entered into an advisory agreement with the relevant Portfolio Fund and MLAI that govern the advisory services that each Trading Advisor provides to a Portfolio Fund.  After the initial term of an advisory agreement, the advisory agreement generally will be automatically renewed for successive periods, on the same terms, unless terminated by either the Trading Advisor or the Portfolio Fund upon written notice to the other party in accordance with the advisory agreement. In addition, the advisory agreements may be terminated at any time upon the occurrence of certain events, such as the aggregate capitalization of a Portfolio Fund falling below a specified level or as a result of a material breach of an advisory agreement by any of the parties.  An advisory agreement also will terminate immediately if the applicable Portfolio Fund is terminated and dissolved as determined by MLAI.  The trading strategies and investment objectives of each of the Portfolio Funds are outlined in “Portfolio Funds’ Trading Programs,” below.

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

Aspect Fund

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”).  The Aspect Trading Program applies a systematic and broadly diversified global investment system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  Aspect does not engage in retail, off-exchange foreign currency investment pursuant to the Aspect Trading Program.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aims to achieve long-term diversification.

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

Generally, the Aspect Trading Program maintains positions in the majority of markets that have been identified as being available for investment by the program.  Market concentration varies according to the strength of signals, volatility and liquidity, among other factors.

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

Aspect’s risk management process has been formally organized into two risk management streams.  The first stream relates to market and liquidity risk and the second stream relates to operational risk.  With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where Aspect believes that an intervention is in the best interests of the Aspect Fund.  In terms of the second stream, Aspect has an Operational Risk Committee which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of trading or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

BlueTrend Fund

BlueCrest trades its BlueTrend Program for the BlueTrend Fund (the “BlueTrend Trading Program”).  The BlueTrend Trading Program is a systematic trend follower, but its decision-making inputs are 100% technical.  BlueCrest aims to apply scientific techniques to the analysis and modeling of markets.  The BlueTrend Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

The BlueTrend Trading Program’s systematic trading team combines research, model development, implementation and execution functions.  The BlueTrend Fund’s portfolio construction is regularly reviewed.

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

The John Locke Trading Program primarily invests in the following instrument types: currencies; fixed income instruments; stock indices; energy; metals; grains; and other soft commodities.

A principal risk involved in trading a market is the volatility of that market.  The John Locke Trading Program seeks to balance the long-term volatility of the overall portfolio by defining for each asset class a maximum number of contracts in which the John Locke Trading Program can be exposed.  The John Locke Trading Program seeks to balance local volatility by adjusting current position sizes and using associated stop-loss orders.  The John Locke Trading Program seeks to protect against catastrophic loss by employing Value At Risk (“VaR”) analysis by sector and capping the sector position size accordingly.

Lynx Fund

Lynx trades its Lynx Program for the Lynx Fund (the “Lynx Trading Program”).  The Lynx Trading Program trades futures contracts on the global futures markets.  The Lynx Trading Program is managed by applying a process that includes a focus on risk management.  Lynx uses systematic futures trading programs or models to produce trading signals on a largely automated basis to trade futures contracts in the equity, fixed income, commodity and F/X asset classes.

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

The aim is for the models used in the management of the Lynx Trading Program to complement each other and contribute to greater diversification and a more uniform return.  The models complement each other in terms of structure as well as the time horizons within which they operate.  In the very short-term models, the average duration of the positions typically is only a couple of hours, while in the models with the longest time horizon, the average life of a holding generally is several months.

Risk management is an integrated feature in the investment process and Lynx focuses on diversification and portfolio construction.  Around 70 futures markets are traded across four sectors: equity indices, fixed income, currencies and commodities.  Position sizes are determined based on correlations with other markets.  The models operate independently and the portfolio is built “bottom-up” based on the signals from each model.  Tools designed to minimize each investment’s loss are integrated in the design of the models, e.g., by using automated stop-loss mechanisms.  As a result the risk utilization in the program changes over time, which is intended to limit drawdowns.  VaR is used to limit position concentration and risk levels.

Transtrend Fund

Transtrend trades its Diversified Trend Program (the “Transtrend Trading Program”) for the Transtrend Fund.

The Diversified Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  Transtrend will trade the Diversified Trading Program - Enhanced Risk Profile (USD) for the Transtrend Fund.

Transtrend trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges and/or OTC markets.  The underlying values of these instruments traded may also include other economic variables which are now or may become the subject of organized futures, options, options on futures, swap, swaps on futures, and forward trading.  The instruments that Transtrend trades may also include other derivative, margined instruments, traded on exchanges and/or OTC markets.  The Transtrend Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, synthetics, of instruments.

While Transtrend generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances Transtrend may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by Transtrend may have a positive or negative impact on the performance of the Transtrend Fund.

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

Once the acceptable portfolio components have been defined for an account, Transtrend determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re-computed from time to time.  Correlation analysis contributes to the estimation of the risk of coinciding trended reversals at a portfolio level.

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Transtrend Trading Program and because of observed changes in price behavior, correlation and market liquidity.

Risk management plays a role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  Specific risk provisions are computed for each market exposure.  Risk assessments are determined on the basis of evaluation of price behavior.

The entry/exit tools used by Transtrend may contain both proprietary trend-following and contra-trend elements and include techniques of dynamic profit targets and dynamic stop levels for individual trades.  Transtrend may change its trading techniques at any time without prior notice to or approval from the Transtrend Fund.  The trading systems act at specific times or time intervals and upon specific price levels during a market session or during the day.

Tudor Fund

Tudor trades a customized version of the Tudor Tensor Strategy (the “Tudor Trading Program”) for the Tudor Fund.  The principal investment objective of the Tudor Trading Program is to seek capital appreciation through global quantitative trading in the fixed income, currency, commodity and equity asset classes.  Instruments traded in these asset classes include, but may not be limited to, exchange traded futures contracts and OTC currencies.  Additional instruments may be traded by the Tudor Trading Program at any time.  Tudor seeks to achieve the investment objective by directing the Tudor Trading Program’s trading on U.S. and non-U.S. exchanges and markets, including emerging markets.

Tudor deploys trading strategies based on computerized mathematical and computational models, referred to as “trading systems” in this discussion, that produce automated computer-generated signals to trade on a global basis, both long and short, in the fixed income, currency, commodity and equity asset classes through exchange-traded futures contracts and OTC currencies.

Tudor uses its discretion in portfolio management decisions (and the timing of any decisions) including, but limited to, the commencement of trading, determining which trading strategies and trading systems warrant participation in the Tudor Trading Program, allocating assets among trading strategies and trading systems, adding and removing trading strategies or trading systems, executing trades, establishing and liquidating positions, de-leveraging and re-leveraging trading strategies, trading systems or assets traded by trading systems, determining the Tudor Trading

Program’s leverage, and hedging and other risk management decisions.  For example, Tudor has the ability, in its sole discretion, to include or remove additional risk constraints or take other measures to reduce risk in response to market conditions.  In addition, Tudor may, in its sole discretion, override computer-generated trading signals.  These overrides would typically occur in the event of extraordinary market conditions.  Tudor may also exercise its discretion in determining how to comply with actions taken by regulatory or self-regulatory agencies or central banks.

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

Fundamental trading systems rely on factors external to markets to generate trades.  These factors may include interest rates, earnings, inflation measures, gross domestic product and industrial production.  Fundamental trading systems may also contain some technical inputs.

The Tudor Trading Program is subject to market and credit risk in connection with the Tudor Trading Program’s trading activities.  Tudor takes an active role in managing the Tudor Trading Program’s market risks.  Tudor reviews the Tudor Trading Program’s largest exposures and sensitivities to certain market stress scenarios at the individual risk factor level and at various levels of aggregation.  Tudor also performs daily stress tests on the Tudor Trading Program’s positions in the aggregate.

Winton Fund

Winton trades its Diversified Program (the “Winton Trading Program”) for the Winton Fund.  The Winton Trading Program pursues a diversified trading strategy that does not necessarily rely on favorable conditions in any particular market or on the direction of market prices to generate profits.

The Winton Trading Program employs what is traditionally known as a “systematic” approach to trading financial instruments.  In this context, the term “systematic” implies that the vast majority of the trading decisions are executed, without discretion, either electronically or by a team responsible for the placement of orders, based on the instructions generated by the Winton Computer Trading System (the “Winton Trading System”).  The majority of trades in the Winton Trading Program are in fact executed electronically.  The Winton Trading Program blends short-term trading with long-term trend following, using multiple time frames in addition to multiple systems.  The Winton Trading Program seeks to allocate for diversification.

The Winton Trading Program can be thought of as more “technical” than “fundamental” in nature.  The term “technical analysis” is generally used to refer to analysis based on data intrinsic to a market, such as price and volume.  It is often contrasted with “fundamental analysis” which relies on analysis of factors external to a market, such as crop conditions, the weather or supply and demand.

The Winton Trading Program relates the probability of the size and direction of future price movements with certain indicators derived from past price movements to produce algorithms that characterize the degree of trending of each market at any point in time.

In addition to its trend-following systems, the Winton Trading Program contains certain “non-directional” systems that derive their forecasts from ideas outside of technical analysis.  These are quantitative systems where the primary input is not the market price.  For example, the input could be information about the yield curve or an economic variable.  These systems work in the same way as those that are based on technical analysis, except that they use a different set of forecasting variables.

While discretionary inputs are generally not essential to the effectiveness of a “systematic” trading model, it is nonetheless important to recognize that given the often rapid and unpredictable nature of some market events, not every decision to change the Winton Trading System can be conceived as entirely “systematic” and some may be more “discretionary” in nature.  Examples of discretionary actions might include decreasing the margin-to-equity ratio, liquidating all positions in certain markets or declining to execute an order generated by the Winton Trading System.  This discretionary decision-making would normally only be taken in order to reduce risk and would generally be temporary in nature.  However, these actions may not enhance the performance of the Winton Trading Program over what might have otherwise been achieved without the exercise of such discretion.

Winton’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to Winton’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.  Winton also conducts stress testing of its systems utilizing proprietary simulation software which attempts to measure risk.

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

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s balance sheet.

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

•        held in securities brokerage accounts maintained with MLPF&S; and

•        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades if the Fund trades OTC instruments.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of  MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest-rate environments in which the Fund receives little, or no interest on these cash assets.

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

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,020,964	0.24%	$1,444,939	0.20%	$1,518,474	0.15%
Sponsor fees	8,734,447	2.06%	15,170,255	2.14%	20,592,497	2.04%
Total	$9,755,411	2.30%	$16,615,194	2.34%	$22,110,971	2.19%

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

The Fund’s average month-end Net Asset Values during 2013, 2012 and 2011 equaled $424,823,751, $708,964,217 and $1,008,658,737, respectively.

During 2013, the Fund earned $0 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.  During 2012, the Fund earned $0 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2011, the Fund earned $187 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Portfolio Funds’ U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125% of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units. Class D Units and Class M Units do not pay Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C and Class M Units are not subject to any sales commission.  No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on the BAC managed accounts in which the Class M Units are held.

MLIB (or an affiliate); Other counterparties	Bid—ask spreads

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

The aggregate brokerage commissions’ charges should equal approximately 0.50% per annum of each of the Portfolio Funds’ average month-end asset.  No brokerage commission is charged at the Fund level, although brokerage commissions are charged at the Portfolio Funds’ level and investors in the Fund will be indirectly subject to their pro rata share of such fees based on the investment of the Fund in such underlying Portfolio Funds.

Trading Advisors	Management fees

A flat monthly charge of 0.1667% of 1% of the Portfolio Funds’ month-end net assets (a 2.0% annual rate), other than in respect of the Lynx Fund which is charged a 1% annual rate. MLAI also receives a 1.0% per annum management fee from the Lynx Fund. Some of the Trading Advisors have agreed to share a portion of their respective management fees with MLAI, at 25% or 50% sharing rates which vary among the Portfolio Funds, in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Portfolio Fund.

Trading Advisors	Performance fees

Each Portfolio Fund pays an annual performance fee to its Trading Advisor, at 20% or 25% which rate varies among the Portfolio Funds, with respect to the Fund’s units in the Portfolio Fund. The Portfolio Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Portfolio Fund as a whole or of specific units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits.  “New Trading Profits” equal any increase in the net asset value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group.   The “High Water Mark” equals the highest net asset value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net asset value for purposes of calculating the performance fee does not include any interest income earned by the Portfolio Fund. Some of the Trading Advisors have agreed to share 25%  of their respective performance fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operation support for the Portfolio Fund. Effective as of January 1, 2014, the performance fee percentage payable by the Transtrend Fund to Transtrend B.V. reduces from 25% to 22.5%.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, certain commodity trading advisors and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority.

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

Portfolio Limited to Underlying FuturesAccess Funds

The Fund only will invest in underlying FuturesAccess Funds and in cash.  Only trading advisors which are willing to share their advisory fees with MLAI  are included in FuturesAccess.  Consequently, the universe of underlying FuturesAccess Funds is inherently limited —correspondingly limiting the diversification of the Fund’s portfolio.

Concentration of Underlying Trading Advisors

The Fund is a “single-strategy” fund of funds that invests exclusively in systematic managed futures trading strategies via FuturesAccess Funds.  The concentration of the Fund’s portfolio may cause its performance to be more volatile than that of a fund implementing a “multi-strategy” approach.

Systematic trading systems may differ materially from each other, but all of these systems are based on the principle that historical market prices and other technical market data can be used to identify price trends in the market on a systematic basis.  The basic similarities of these systems may tend to cause many of them to incur losses at or about the same time.

There are certain market conditions in which most systematic trading systems will incur major losses.  This is particularly true in trendless “sideways” markets and “whipsaw” markets in which numerous apparent price trends develop and then quickly reverse.

The Trading Advisors generally anticipate that most of the trades indicated by their systems can be expected to be unprofitable and look to generate profits from the occasional major price trends which generate substantial profits.  In the absence of these price trends, material losses result.

Even if a Trading Advisor correctly identifies price trends before or as they occur, the Trading Advisor may nevertheless incur material losses if its system is unable to close out a position as a price trend is ending or reversing.  Developing a systematic means of taking profits as well as identifying trends has proved to be extremely difficult for otherwise successful systematic trading systems.

No Formal Investment Restrictions or Allocation Limits

In constructing the Fund’s portfolio, MLAI is not subject to any formal diversification requirements or restrictions, other than the restrictions that only FuturesAccess Funds be included in the portfolio.  There are no limitations on the minimum or maximum number of FuturesAccess Funds, or on the absolute or relative percentage of Fund capital, which may be allocated to any underlying FuturesAccess Fund.  Certain FuturesAccess Funds selected by MLAI may be allocated substantially larger portions of Fund capital than others. In addition, the relative allocation among the underlying FuturesAccess Funds will vary, perhaps materially, over time due to market appreciation/depreciation and other factors, including MLA’s decision to modify any one or more underlying FuturesAccess Funds’ target allocations and relative weightings.

Due to the limited number of available FuturesAccess Funds, the Fund necessarily allocates a significant percentage of its capital to certain of the FuturesAccess Funds.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and each Portfolio Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If a Portfolio Fund does not meet the definition of “eligible contract participant,” it could lead to the Portfolio Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom a Portfolio Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

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

The Portfolio Funds trade exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Portfolio Funds buy and sell contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Portfolio Funds’ Statements of Financial Condition. Contracts are priced daily by the Portfolio Funds and the profit or loss based on the daily mark to market are recorded as unrealized profits. When the contract is closed, the Portfolio Funds record a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. The Portfolio Funds also trade futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

The Portfolio Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

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

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation. Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of one or more of the Trading Advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

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

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard Trading Program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules proposed  by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented, a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary  or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Fund, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP, or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis.  In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized.  In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”) and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund and the Portfolio Funds do not use any physical properties in the conduct of their business.

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None

Item 4:   Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing oral or written notice by the “Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                                 Holders:

As of December 31, 2013, there were 4,903 holders of Units, none of whom owned 5% or more of the Fund’s Units.

(c)                                  Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$186,225	174,221	$1.0689
1/16/2013	97,500	90,909	1.0725
2/01/2013	68,250	62,420	1.0934
2/16/2013	97,500	88,516	1.1015
3/01/2013	195,000	181,750	1.0729
3/16/2013	67,275	61,450	1.0948
4/01/2013	—	—	1.0917
4/16/2013	48,750	44,146	1.1043
5/01/2013	92,625	82,730	1.1196
5/16/2013	183,300	163,969	1.1179
6/01/2013	176,475	163,782	1.0775
6/16/2013	85,800	82,675	1.0378
7/01/2013	176,475	169,329	1.0422
7/16/2013	13,650	13,060	1.0452
8/01/2013	36,075	35,065	1.0288
8/16/2013	—	—	1.0193
9/01/2013	—	—	1.0013
9/16/2013	—	—	1.0223
10/01/2013	48,750	49,074	0.9928
10/16/2013	39,000	39,311	0.9921
11/01/2013	58,500	57,915	1.0101
11/16/2013	73,125	72,401	1.0100
12/01/2013	17,861	17,309	1.0319
12/16/2013	—	—	0.9953
01/01/2014	—	—	1.0369
01/16/2014	—	—	1.0154
02/01/2014	—	—	0.9920

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$383,000	362,896	$1.0554
1/16/2013	104,000	98,252	1.0585
2/01/2013	1,181,000	1,094,938	1.0786
2/16/2013	768,000	707,052	1.0862
3/01/2013	406,000	383,888	1.0576
3/16/2013	392,999	364,327	1.0787
4/01/2013	226,000	210,193	1.0752
4/16/2013	640,000	588,723	1.0871
5/01/2013	715,000	648,997	1.1017
5/16/2013	247,000	224,627	1.0996
6/01/2013	241,000	227,487	1.0594
6/16/2013	223,000	218,649	1.0199
7/01/2013	605,000	590,878	1.0239
7/16/2013	180,000	175,370	1.0264
8/01/2013	422,000	417,905	1.0098
8/16/2013	298,000	297,970	1.0001
9/01/2013	204,000	207,739	0.9820
9/16/2013	106,000	105,757	1.0023
10/01/2013	341,000	350,282	0.9729
10/16/2013	227,000	233,587	0.9718
11/01/2013	352,000	355,915	0.9890
11/16/2013	406,000	410,723	0.9885
12/01/2013	146,000	144,626	1.0095
12/16/2013	119,000	122,264	0.9733
01/01/2014	157,000	154,909	1.0135
01/16/2014	182,000	183,449	0.9921
02/01/2014	440,000	454,123	0.9689

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.3008
1/16/2013	—	—	1.3060
2/01/2013	—	—	1.3322
2/16/2013	—	—	1.3430
3/01/2013	—	—	1.3090
3/16/2013	—	—	1.3365
4/01/2013	—	—	1.3336
4/16/2013	—	—	1.3498
5/01/2013	—	—	1.3693
5/16/2013	—	—	1.3681
6/01/2013	—	—	1.3194
6/16/2013	—	—	1.2716
7/01/2013	—	—	1.2779
7/16/2013	—	—	1.2823
8/01/2013	1,106,000	875,693	1.2630
8/16/2013	—	—	1.2521
9/01/2013	—	—	1.2308
9/16/2013	—	—	1.2574
10/01/2013	—	—	1.2219
10/16/2013	—	—	1.2218
11/01/2013	—	—	1.2447
11/16/2013	—	—	1.2454
12/01/2013	—	—	1.2732
12/16/2013	—	—	1.2287
01/01/2014	—	—	1.2809
01/16/2014	—	—	1.2551
02/01/2014	—	—	1.2270

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1413
1/16/2013	10,000	8,731	1.1453
2/01/2013	10,000	8,563	1.1678
2/16/2013	—	—	1.1767
3/01/2013	85,000	74,152	1.1463
3/16/2013	35,000	29,917	1.1699
4/01/2013	16,000	13,713	1.1668
4/16/2013	70,000	59,302	1.1804
5/01/2013	280,000	233,918	1.1970
5/16/2013	419,000	350,510	1.1954
6/01/2013	—	—	1.1523
6/16/2013	—	—	1.1101
7/01/2013	15,000	13,453	1.1150
7/16/2013	—	—	1.1184
8/01/2013	53,730	48,801	1.1010
8/16/2013	—	—	1.0910
9/01/2013	70,000	65,305	1.0719
9/16/2013	116,000	105,965	1.0947
10/01/2013	93,142	87,556	1.0632
10/16/2013	—	—	1.0627
11/01/2013	20,000	18,483	1.0821
11/16/2013	—	—	1.0822
12/01/2013	—	—	1.1059
12/16/2013	—	—	1.0667
01/01/2014	—	—	1.1115
01/16/2014	—	—	1.0887
02/01/2014	—	—	1.0638

CLASS D1

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.1610
1/16/2013	—	—	1.1656
2/01/2013	—	—	1.1890
2/16/2013	—	—	1.1986
3/01/2013	—	—	1.1682
3/16/2013	—	—	1.1928
4/01/2013	—	—	1.1902
4/16/2013	—	—	1.2046
5/01/2013	—	—	1.2221
5/16/2013	—	—	1.2210
6/01/2013	—	—	1.1776
6/16/2013	238,015	209,723	1.1349
7/01/2013	—	—	1.1405
7/16/2013	—	—	1.1445
8/01/2013	—	—	1.1272
8/16/2013	—	—	1.1175
9/01/2013	182,376	166,038	1.0984
9/16/2013	—	—	1.1222
10/01/2013	—	—	1.0905
10/16/2013	—	—	1.0904
11/01/2013	—	—	1.1108
11/16/2013	—	—	1.1115
12/01/2013	—	—	1.1363
12/16/2013	—	—	1.0966
01/01/2014	—	—	0.0000
01/16/2014	—	—	0.0000
02/01/2014	—	—	0.0000

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$0.9610
1/16/2013	—	—	0.9648
2/01/2013	—	—	0.9842
2/16/2013	100,000	100,786	0.9922
3/01/2013	17,000	17,580	0.9670
3/16/2013	—	—	0.9874
4/01/2013	—	—	0.9852
4/16/2013	—	—	0.9972
5/01/2013	—	—	1.0117
5/16/2013	50,000	49,466	1.0108
6/01/2013	200,000	205,170	0.9748
6/16/2013	6,000	6,387	0.9394
7/01/2013	—	—	0.9441
7/16/2013	50,000	52,776	0.9474
8/01/2013	44,000	47,155	0.9331
8/16/2013	20,000	21,622	0.9250
9/01/2013	—	—	0.9093
9/16/2013	15,000	16,148	0.9289
10/01/2013	—	—	0.9027
10/16/2013	16,000	17,727	0.9026
11/01/2013	—	—	0.9195
11/16/2013	—	—	0.9200
12/01/2013	—	—	0.9406
12/16/2013	—	—	0.9077
01/01/2014	45,000	47,554	0.9463
01/16/2014	—	—	0.9272
02/01/2014	—	—	0.9065

(1) Beginning of the period Net Asset Value

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Trading profit (loss)
Realized, net	$(14,826,176)	$20,681,999	$15,968,361	$16,360,846	$(4,551,852)
Change in unrealized, net	8,923,985	(51,734,232)	(92,022,075)	92,218,885	(57,300,048)
Total trading profit (loss)	(5,902,191)	(31,052,233)	(76,053,714)	108,579,731	(61,851,900)

INVESTMENT INCOME:
Interest	—	—	187	3,003	100,827

EXPENSES:
Sponsor fees	8,734,447	15,170,255	20,592,497	18,769,349	14,993,578
Other	1,020,964	1,444,939	1,518,474	1,451,397	1,066,617
Total Expenses	9,755,411	16,615,194	22,110,971	20,220,746	16,060,195

NET INVESTMENT INCOME (LOSS)	(9,755,411)	(16,615,194)	(22,110,784)	(20,217,743)	(15,959,368)

NET INCOME (LOSS)	$(15,657,602)	$(47,667,427)	$(98,164,498)	$88,361,988	$(77,811,268)

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Members’ Capital	$297,282,028	$543,069,764	$909,115,762	$1,027,411,886	$868,301,244
Net Asset Value per Class A Unit	1.0369	1.0689	1.1452	1.2523	1.1397
Net Asset Value per Class C Unit	1.0135	1.0554	1.1421	1.2615	1.1596
Net Asset Value per Class D Unit	1.2809	1.3008	1.3729	1.4789	1.3259
Net Asset Value per Class I Unit	1.1115	1.1413	1.2179	1.3265	1.2024
Net Asset Value per Class D1 Unit**	—	1.1609	1.2253	1.3199	1.1833
Net Asset Value per Class DA Unit*	—	—	—	—	—
Net Asset Value per Class M Unit***	0.9463	0.9610	1.0143	—	—

*Units liquidated as of September 30, 2009.

**Units liquidated as of December 31, 2013.

*** Units issued on December 1, 2011.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.2473	n/a	$1.2484	n/a	$1.2081	n/a	$1.1729	n/a	$1.1861	n/a	$1.1601
2010	n/a	$1.1036	n/a	$1.1154	n/a	$1.1686	n/a	$1.1825	n/a	$1.1447	n/a	$1.1423
2011	n/a	$1.2333	n/a	$1.2546	n/a	$1.2138	n/a	$1.2554	n/a	$1.1959	n/a	$1.1576
2012	n/a	$1.1480	n/a	$1.1623	n/a	$1.1364	n/a	$1.1449	n/a	$1.1710	n/a	$1.1146
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917	$1.1043	$1.1196	$1.1179	$1.0775	$1.0378	$1.0422

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.1456	n/a	$1.1597	n/a	$1.1737	n/a	$1.1342	n/a	$1.1797	n/a	$1.1397
2010	n/a	$1.1244	n/a	$1.1654	n/a	$1.1926	n/a	$1.2352	n/a	$1.1991	n/a	$1.2523
2011	n/a	$1.1988	n/a	$1.1885	n/a	$1.1825	n/a	$1.1281	n/a	$1.1305	n/a	$1.1452
2012	n/a	$1.1707	n/a	$1.1523	n/a	$1.1176	$1.1019	$1.0655	$1.0565	$1.0617	$1.0678	$1.0689
2013	$1.0452	$1.0288	$1.0193	$1.0013	$1.0223	$0.9928	$0.9921	$1.0101	$1.0100	$1.0319	$0.9953	$1.0369

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.2807	n/a	$1.2808	n/a	$1.2385	n/a	$1.2014	n/a	$1.2139	n/a	$1.1863
2010	n/a	$1.1220	n/a	$1.1329	n/a	$1.1860	n/a	$1.1991	n/a	$1.1598	n/a	$1.1564
2011	n/a	$1.2413	n/a	$1.2617	n/a	$1.2196	n/a	$1.2604	n/a	$1.1997	n/a	$1.1602
2012	n/a	$1.1439	n/a	$1.1572	n/a	$1.1304	n/a	$1.1380	n/a	$1.1629	n/a	$1.1060
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752	$1.0871	$1.1017	$1.0996	$1.0594	$1.0199	$1.0239

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.1705	n/a	$1.1839	n/a	$1.1972	n/a	$1.1559	n/a	$1.2012	n/a	$1.1596
2010	n/a	$1.1374	n/a	$1.1779	n/a	$1.2043	n/a	$1.2463	n/a	$1.2089	n/a	$1.2615
2011	n/a	$1.2005	n/a	$1.1892	n/a	$1.1822	n/a	$1.1269	n/a	$1.1283	n/a	$1.1421
2012	n/a	$1.1607	n/a	$1.1415	n/a	$1.1062	$1.0902	$1.0538	$1.0444	$1.0491	$1.0547	$1.0554
2013	$1.0264	$1.0098	$1.0001	$0.9820	$1.0023	$0.9729	$0.9718	$0.9890	$0.9885	$1.0095	$0.9733	$1.0135

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.4312	n/a	$1.4343	n/a	$1.3898	n/a	$1.3509	n/a	$1.3679	n/a	$1.3395
2010	n/a	$1.2855	n/a	$1.3008	n/a	$1.3645	n/a	$1.3825	n/a	$1.3400	n/a	$1.3389
2011	n/a	$1.4583	n/a	$1.4854	n/a	$1.4388	n/a	$1.4900	n/a	$1.4212	n/a	$1.3773
2012	n/a	$1.3780	n/a	$1.3969	n/a	$1.3674	n/a	$1.3794	n/a	$1.4126	n/a	$1.3462
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336	$1.3498	$1.3693	$1.3681	$1.3194	$1.2716	$1.2779

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.3244	n/a	$1.3424	n/a	$1.3603	n/a	$1.3161	n/a	$1.3706	n/a	$1.3259
2010	n/a	$1.3196	n/a	$1.3694	n/a	$1.4031	n/a	$1.4551	n/a	$1.4143	n/a	$1.4789
2011	n/a	$1.4281	n/a	$1.4176	n/a	$1.4123	n/a	$1.3490	n/a	$1.3535	n/a	$1.3729
2012	n/a	$1.4158	n/a	$1.3952	n/a	$1.3549	$1.3367	$1.2934	$1.2833	$1.2904	$1.2987	$1.3008
2013	$1.2823	$1.2630	$1.2521	$1.2308	$1.2574	$1.2219	$1.2218	$1.2447	$1.2454	$1.2732	$1.2287	$1.2809

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.3110	n/a	$1.3126	n/a	$1.2708	n/a	$1.2341	n/a	$1.2484	n/a	$1.2214
2010	n/a	$1.1647	n/a	$1.1774	n/a	$1.2340	n/a	$1.2492	n/a	$1.2096	n/a	$1.2075
2011	n/a	$1.3068	n/a	$1.3298	n/a	$1.2870	n/a	$1.3315	n/a	$1.2688	n/a	$1.2286
2012	n/a	$1.2213	n/a	$1.2369	n/a	$1.2097	n/a	$1.2192	n/a	$1.2474	n/a	$1.1877
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668	$1.1804	$1.1970	$1.1954	$1.1523	$1.1101	$1.1150

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.2066	n/a	$1.2219	n/a	$1.2370	n/a	$1.1957	n/a	$1.2440	n/a	$1.2024
2010	n/a	$1.1890	n/a	$1.2328	n/a	$1.2619	n/a	$1.3075	n/a	$1.2696	n/a	$1.3265
2011	n/a	$1.2727	n/a	$1.2622	n/a	$1.2563	n/a	$1.1989	n/a	$1.2018	n/a	$1.2179
2012	n/a	$1.2479	n/a	$1.2286	n/a	$1.1921	$1.1755	$1.1369	$1.1275	$1.1332	$1.1399	$1.1413
2013	$1.1184	$1.1010	$1.0910	$1.0719	$1.0947	$1.0632	$1.0627	$1.0821	$1.0822	$1.1059	$1.0667	$1.1115

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.2773	n/a	$1.2800	n/a	$1.2403	n/a	$1.2057	n/a	$1.2208	n/a	$1.1955
2010	n/a	$1.1473	n/a	$1.1609	n/a	$1.2178	n/a	$1.2339	n/a	$1.1959	n/a	$1.1949
2011	n/a	$1.3015	n/a	$1.3257	n/a	$1.2841	n/a	$1.3298	n/a	$1.2684	n/a	$1.2292
2012	n/a	$1.2298	n/a	$1.2467	n/a	$1.2204	n/a	$1.2311	n/a	$1.2607	n/a	$1.2014
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902	$1.2046	$1.2221	$1.2210	$1.1776	$1.1349	$1.1405

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.1820	n/a	$1.1981	n/a	$1.2141	n/a	$1.1746	n/a	$1.2233	n/a	$1.1833
2010	n/a	$1.1777	n/a	$1.2222	n/a	$1.2522	n/a	$1.2986	n/a	$1.2623	n/a	$1.3199
2011	n/a	$1.2746	n/a	$1.2652	n/a	$1.2604	n/a	$1.2040	n/a	$1.2080	n/a	$1.2253
2012	n/a	$1.2635	n/a	$1.2452	n/a	$1.2092	$1.1930	$1.1543	$1.1453	$1.1516	$1.1590	$1.1609
2013	$1.1445	$1.1272	$1.1175	$1.0984	$1.1222	$1.0905	$1.0904	$1.1108	$1.1115	$1.1363	$1.0966	$0.0000

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DA

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.0222	n/a	$1.0244	n/a	$0.9927	n/a	$0.9649	n/a	$0.9770	n/a	$0.9568

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$0.9460	n/a	$0.9588	n/a	$0.9716	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2012	n/a	$1.0180	n/a	$1.0320	n/a	$1.0102	n/a	$1.0191	n/a	$1.0436	n/a	$0.9946

2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852	$0.9972	$1.0117	$1.0108	$0.9748	$0.9394	$0.9441

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0143
2012	n/a	$1.0460	n/a	$1.0308	n/a	$1.0010	$0.9876	$0.9556	$0.9481	$0.9533	$0.9594	$0.9610
2013	$0.9474	$0.9331	$0.9250	$0.9093	$0.9289	$0.9027	$0.9026	$0.9195	$0.9200	$0.9406	$0.9077	$0.9463

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $232,533,083

Current Capitalization:   $46,575,864

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (20.91)%  (January 2009 - December 2013)

Net Asset Value per Unit for Class A, December 31, 2013:   $1.0369

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.29%	0.24%	(1.52)%	(3.17)%	0.70%
February	(1.87)	1.25	1.73	1.07	0.09
March	1.75	(2.23)	(3.25)	4.77	(3.22)
April	2.56	0.75	3.43	1.19	(2.92)
May	(3.76)	2.28	(4.74)	(3.20)	1.13
June	(3.28)	(4.82)	(3.21)	(0.21)	(2.19)
July	(1.29)	5.04	3.56	(1.57)	(1.25)
August	(2.67)	(1.58)	(0.86)	3.65	1.23
September	(0.85)	(3.01)	(0.50)	2.33	1.21
October	1.74	(4.82)	(4.60)	3.57	(3.37)
November	2.16	(0.19)	0.21	(2.92)	4.01
December	0.48	0.68	1.31	4.44	(3.39)
Compound Annual Rate of Return	(2.99)%	(6.66)%	(8.55)%	9.88%	(9.27)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 3.69%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $1,019,404,832

Current Capitalization:   $211,561,932

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (24.59)%  (January 2009 - December 2013)

Net Asset Value per Unit for Class C, December 31, 2013:   $1.0135

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.20%	0.16%	(1.60)%	(3.24)%	(0.79)%
February	(1.95)	1.16	1.64	0.97	0.01
March	1.66	(2.32)	(3.33)	4.69	(3.30)
April	2.46	0.67	3.34	1.10	(3.00)
May	(3.84)	2.19	(4.82)	(3.28)	1.04
June	(3.35)	(4.89)	(3.29)	(0.29)	(2.27)
July	(1.38)	4.95	3.47	(1.64)	(1.33)
August	(2.75)	(1.66)	(0.94)	3.56	1.14
September	(0.93)	(3.09)	(0.58)	2.24	1.12
October	1.65	(4.90)	(4.68)	3.49	(3.45)
November	2.07	(0.28)	0.12	(3.00)	3.92
December	0.40	0.60	1.22	4.35	(3.46)
Compound Annual Rate of Return	(3.97)%	(7.59)%	(9.46)%	8.79%	(10.17)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 1.35%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $175,068,921

Current Capitalization:   $12,941,674

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (17.95)%  (May 2011 - December 2013)

Net Asset Value per Unit for Class D, December 31, 2013:   $1.2809

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.41%	0.37%	(1.39)%	(3.05)%	(0.58)%
February	(1.74)	1.37	1.86	1.19	0.22
March	1.88	(2.11)	(3.13)	4.90	(3.10)
April	2.68	0.88	3.56	1.32	(2.80)
May	(3.64)	2.41	(4.62)	(3.07)	1.26
June	(3.15)	(4.70)	(3.09)	(0.08)	(2.08)
July	(1.17)	5.17	3.69	(1.44)	(1.13)
August	(2.55)	(1.45)	(0.74)	3.77	1.36
September	(0.72)	(2.89)	(0.38)	2.46	1.33
October	1.87	(4.70)	(4.48)	3.71	(3.25)
November	2.29	(0.06)	0.33	(2.80)	4.14
December	0.60	0.81	1.43	4.57	(3.26)
Compound Annual Rate of Return	(1.53)%	(5.25)%	(7.17)%	11.54%	(7.90)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 28.09%.

 SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $150,715,003

Current Capitalization:   $21,996,156

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (20.11)%  (May 2011 - December 2013)

Net Asset Value per Unit for Class I, December 31, 2013:  $1.1115

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.32%	0.28%	(1.48)%	(3.14)%	(0.67)%
February	(1.84)	1.28	1.76	1.09	0.12
March	1.79	(2.20)	(3.22)	4.81	(3.18)
April	2.59	0.79	3.46	1.23	(2.89)
May	(3.73)	2.31	(4.71)	(3.17)	1.16
June	(3.24)	(4.79)	(3.18)	(0.17)	(2.16)
July	(1.26)	5.07	3.59	(1.53)	(1.21)
August	(2.64)	(1.54)	(0.83)	3.68	1.27
September	(0.81)	(2.98)	(0.47)	2.36	1.24
October	1.78	(4.79)	(4.57)	3.61	(3.34)
November	2.20	(0.16)	0.24	(2.89)	4.05
December	0.51	0.71	1.34	4.47	(3.35)
Compound Annual Rate of Return	(2.61)%	(6.29)%	(8.18)%	10.32%	(8.90)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 11.15%.

 SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $54,954,764

Current Capitalization:   $ 0

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (17.95)%  (May 2011 - December 2013)

Net Asset Value per Unit for Class D1, December 31, 2013:   $0.0000

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	2.42%	0.37%	(1.39)%	(3.04)%	(0.58)%
February	(1.75)	1.37	1.86	1.19	0.21
March	1.88	(2.11)	(3.13)	4.90	(3.10)
April	2.68	0.88	3.56	1.32	(2.79)
May	(3.64)	2.40	(4.62)	(3.08)	1.25
June	(3.15)	(4.70)	(3.09)	(0.08)	(2.07)
July	(1.17)	5.17	3.69	(1.44)	(1.13)
August	(2.56)	(1.45)	(0.74)	3.78	1.36
September	(0.72)	(2.89)	(0.38)	2.45	1.34
October	1.86	(4.70)	(4.48)	3.71	(3.25)
November	2.30	(0.07)	0.33	(2.80)	4.15
December	0.61	0.81	1.43	4.56	(3.27)
Compound Annual Rate of Return	(1.52)%	(5.26)%	(7.17)%	11.54%	(7.90)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date of liquidation total return is 14.32%. Class D1 was liquidated on December 31, 2013.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS DA UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: December 1, 2008

Aggregate Subscriptions:    $56,445,187

Current Capitalization:   $ 0

Worst Monthly Drawdown(2): (3.09)% (March 2009)

Worst Peak-to-Valley Drawdown(3):  (7.99)%  (January 2009 - September 2009)

Net Asset Value per Unit for Class DA, December 31, 2013:  $0.0000

Monthly Rates of Return (4)

Month	2009
January	(0.58)%
February	0.22
March	(3.09)
April	(2.80)
May	1.25
June	(2.07)
July	(1.13)
August	1.35
September	1.34
October	––
November	––
December	0.00%
Compound Annual Rate of Return	(5.50)%

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

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: December 1, 2011

Aggregate Subscriptions:    $13,111,306

Current Capitalization:   $4,206,402

Worst Monthly Drawdown(2):  (4.70)% (October 2013)

Worst Peak-to-Valley Drawdown(3):  (13.65)%  (August 2012 - December 2013)

Net Asset Value per Unit for Class M, December 31, 2013:  $0.9463

Monthly Rates of Return (4)

Month	2013	2012	2011
January	2.41%	0.36%	—
February	(1.75)	1.38	—
March	1.88	(2.11)	—
April	2.69	0.88	—
May	(3.65)	2.40	—
June	(3.15)	(4.70)	—
July	(1.17)	5.17	—
August	(2.55)	(1.45)	—
September	(0.73)	(2.89)	—
October	1.86	(4.70)	—
November	2.29	(0.07)	—
December	0.61	0.81	1.43%
Compound Annual Rate of Return	(1.55)%	(5.25)%	1.43%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is (5.37)%.

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund.

December 31, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	$2,287,260	17.46%
Currencies - Futures	2,857,845	21.82%
Currencies - Forward	203,066	1.55%
Energy	(27,654)	-0.21%
Interest rates	158,299	1.21%
Metals	(251,413)	-1.93%
Stock indices	7,872,352	60.10%

Total	$13,099,755	100.00%

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2013

Total Trading
Profit (Loss)
Transtrend	$(1,133,475)
Altis	(994,297)
Winton	4,851,535
Aspect	(1,840,897)
John Locke	(770,711)
BlueTrend	(7,091,153)
Tudor	(1,856,365)
Lynx	2,933,172

$(5,902,191)

The Fund experienced a net trading loss for the year ended December 31, 2013 of $5,902,191.

The Fund started the first quarter with a long bias in both risk assets and fixed income. The only meaningful short exposures were in the Japanese yen, natural gas, grains and soft commodities.  This posture shifted partially over the course of the first quarter. The biggest changes took place in currencies and commodities. These two asset classes were most affected by rising risk aversion in February and March. The Portfolio Funds got short many foreign currencies as well as metals and livestock. The only market where the shift went the other way was natural gas, as the Portfolio Funds adopted a long posture as prices rose sharply in March. Equity indices drove performance. The Portfolio Funds came into 2013 with long positions across geographies given that stock prices have generally been rising since the summer of 2012. With the fiscal cliff issue resolved early in the first quarter, markets continued to rise, even picking up some momentum. Gains came from diverse positions during January. In February and March, there was some divergence in markets, with U.S. and Japanese equities continuing to rise while those in Europe and China saw some downward moves due to inconclusive elections in Italy, a banking crisis in Cyprus and signs of slowing growth in China. Despite this divergence, the asset class was positive each month of the first quarter.  Currencies also contributed positively to performance over the first quarter. At the start of 2013, the Portfolio Funds had long positions in most foreign currencies, balanced by significant short exposure in the Japanese yen. This positioning performed positively in January given a pro-risk investment environment. In February, risk aversion returned to markets to some extent. A contracting euro-zone economy coupled with Italian elections where no single group of parties won enough votes to form a coalition government disrupted the stability for the continent. Many foreign currencies depreciated against the U.S. dollar and the Portfolio Funds generally adopted a short posture. The general trend of a strong U.S. dollar continued into March. At this point, the Portfolio Funds were decidedly long the U.S. dollar and generally made back the February losses. Overall, the asset class was positive for the first quarter. Short yen positions performed best, generating gains each month of the first quarter. In fixed income, the Portfolio Funds had long positions throughout the first quarter resulting in losses. In January, these positions lost money. Risk assets were rallying while fixed income was selling off. Many even questioned whether a new period of rising interest rates was already upon us. These worries turned out to be premature as problems in Europe led to a renewed push into fixed income. Yields came back down and the Portfolio Funds made back some, though not all, of their January losses during February and March. Commodities also performed poorly. Coming into the first quarter, the Portfolio Funds had long exposure in the oil complex and metals coupled with short exposure in natural gas and agricultural markets. Many commodities initially rallied, generating some gains. That changed in February as markets generally fell due to slowing growth and the potential for less demand from China as well as from a contracting Europe. These moves hurt the Portfolio Funds. The Portfolio Funds generally adopted a short posture in all sectors except for oil.

In fixed income, the Portfolio Funds came into the second quarter positioned long across most markets they traded given the downward trend in yields. Their positioning performed well in April as the economic outlook was not especially strong and central banks seemed committed to quantitative easing. This changed abruptly in May and June as markets were concerned by comments made by U.S. Federal Reserve officials and yields rose.  Profits made in April were given back and the asset class ended the quarter with losses. The losses were especially severe in May given that the Portfolio Funds had large positions. As yields rose, they significantly cut long exposure through the end of the second quarter. The Portfolio Funds were also long equity indices at the start of the second quarter. As global equity markets had generally been rising since late summer of 2012, with increased momentum in the first quarter of 2013, the Portfolio Funds had large long positions, with concentrations in U.S., European and Japanese equity indices. These positions generally made money in April and May, but suffered offsetting losses in June when markets reversed due to the possible withdrawal of monetary stimulus sooner than expected. Most trend followers were able to finish the second quarter with small profits in the asset class. In currencies, choppiness took a toll on returns. Some big reversals (in the Australian dollar, for example) and a lack of clear direction in many other currencies resulted in the Portfolio Funds consistently losing money each month during the second quarter. In April, European currencies rallied against short positions held in the Portfolio Funds; this happened even as poor economic numbers indicated further deterioration in the eurozone economy, but expectations of additional stimulus from the European Central Bank boosted many currencies. The Portfolio Funds tried to adapt by shifting direction and getting long these currencies, only to see the U.S. dollar rally. In June, it was the Japanese yen’s turn to reverse, ending multiple months of declines against the U.S. dollar and other currencies and hurting short positions. Currencies were the second worst performing asset class in the second quarter after fixed income. Performance in commodities was mixed. The gains came primarily from metals. After some declines in the first quarter, the Portfolio Funds came into April positioned short both industrial and precious metals. As prices fell sharply over the course of the second quarter, the Portfolio Funds were able to book profits in markets like gold, silver and copper. Trends were not as strong in the energy and agricultural markets. The Portfolio Funds saw muted gains and losses that generally canceled each other out. Due to the big trends in metals, commodities were the best performing asset class for most Portfolio Funds. In summary, big reversals in fixed income starting in May resulted in losses for the second quarter. In currencies, some choppiness and more mild reversals also led to negative performance. There were small gains in equity indices due to the continuing rally in April and May. Commodities performed well as a result of the downward trend in metals which the Portfolio Funds took advantage of well.

Multiple reversals in metals, fixed income, equity indices and oil markets resulted in losses for the Fund at different points in the third quarter. In fixed income, the Portfolio Funds came into the third quarter positioned short bonds and neutral rates. With the U.S. Federal Reserve hinting at tapering, fixed income markets had abruptly reversed in May and June, ending a prolonged period where falling yields had been the norm. With yields rising sharply during May and June, trend followers had gotten short many markets. The reversals in rates had been less severe and most Portfolio Funds had a neutral and balanced posture in that sector. Given the recent reversals, risk taking was generally minimal in the asset class. The uncertainty regarding tapering introduced volatility into markets. Central bank officials generally were able to calm markets in July and yields came back down some, only to rise further in August as the next Federal Open Market Committee meeting approached and then fall again in September when the U.S. Federal Reserve decided not to taper its bond purchases. This environment proved too choppy for most medium and longer term trend followers. Losses were sustained as the Trading Advisors tried to maneuver their portfolios based on the frequently shifting market direction. Given relatively low exposures, the losses were not too severe.  The Portfolio Funds were long equity indices at the start of the third quarter. The downward moves in markets in June had not been large enough to force the Portfolio Funds to get short. The Portfolio Funds continued to maintain a long bias with respect to global equity indices. July was a positive month for the asset class. With fewer near-term policy worries, equity markets recovered from their June losses when fears of tapering had led to downward moves. In August, concerns over Syria made headlines and markets tumbled as the possibility of military intervention grew. These concerns eased in early September, and the U.S. Federal Reserve’s decision not to taper buoyed markets. Despite these mixed moves, equities finished the third quarter higher and long positions held by trend followers generated profits. Equity indices were the only profitable asset class for the Portfolio Funds. Currencies continued to prove difficult to trade. The Portfolio Funds had a long U.S. dollar bias at the start of the third quarter. This positioning lost money in July and August. At first, dovish reassurances by central bankers pushed back market expectations on tapering and pointed towards policy remaining accommodative. This led to the U.S. dollar losing value, but only to strengthen again in August as a more risk averse-environment took hold. Finally, at quarter end, the U.S. dollar weakened after the U.S. Federal Reserve’s non-tapering decision. Thus, the direction in currency markets changed each month during the third quarter, too frequently for medium term trend followers to navigate. Losses were felt across all Portfolio Funds. Commodities were the worst performing asset class, generating the bulk of losses. The Portfolio Funds came into the third quarter with a short bias in metals, energies and agriculturals but significant whipsawing resulted in poor performance. First, metals reversed, rising against the trend in what could be deemed a relief rally. Large short positions held by trend followers saw losses. The new upward trend lasted only a few months and precious metals saw sharp down moves in September just as the Portfolio Funds were getting long. At the same time, oil markets were seeing appreciation early in the third quarter as geopolitical tensions rose in the Middle East, first in Egypt and then in Syria. The Portfolio Funds saw some losses initially but repositioned their portfolios to be long oil and oil product markets by the end of August. In September, oil reversed sharply after an apparent diplomatic solution was reached with Syria. This time, losses were felt in long positions. Agricultural markets also failed to produce strong gains. Thus, losses were seen across the commodity spectrum due to big reversals in several sectors. In summary, continuing upward trends in equity indices led to some gains in the third quarter but significant reversals and choppy moves in all other asset classes resulted in losses, overwhelming any profits made in equities. In an environment without sufficient sustained trends, all Portfolio Funds saw losses. Those with larger commodity allocations fared worse. The Portfolio Funds with larger equity allocations and those with longer time horizons performed slightly better.

In equities, the Portfolio Funds came into the fourth quarter positioned long given the upward trend in that market. As markets kept climbing in the final three months, the Portfolio Funds added to their long exposure across geographies and made profits in the asset class. Each month of the fourth quarter was profitable, with the best gains coming from U.S. and Japanese indices. Equities were the best-performing asset class for the Portfolio Funds trend-followers in the fourth quarter. Currencies were also profitable, although with less consistently. The Portfolio Funds trend-followers lost money in October, but made back the losses in November and December due to the strong downward trends in the Japanese yen and Canadian dollar and upward trends in the British pound and euro. In fixed income and commodities, the Portfolio Funds saw losses. The Portfolio Funds trend-followers were long fixed income coming into the fourth quarter. Yields fell following the U.S. Federal Reserves comments over the summer that it would not reduce its stimulus in September. The Portfolio Funds initially made money as yields moved lower, but gave back any gains when yields rose during December with the actual tapering. The Portfolio Funds generally finished the fourth quarter with small losses in the asset class. Commodities had mixed performance; losses were generally due to choppy moves in oil-related energy markets, which stayed range-bound. Industrial metals caused losses as well for similar reasons when sharp falls in November were followed by a swift recovery in December. There were small gains from short positions in precious metals and agricultural markets such as wheat and corn. These markets were generally lower at the end of the fourth quarter, yielding some profits. In summary, the fourth quarter did not see many big reversals. Trends continued for the most part, in areas like equity indices, the Japanese yen, British pound, precious metals and agriculturals, with a relatively small number of markets and sectors showing significant choppiness. In this environment, trend-followers were able to generate positive performance. Strong gains in equity indices and currencies were only slightly offset by smaller losses in commodities and fixed income.

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

During the periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Portfolio Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the manager of the Portfolio Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the respective Trading Advisors would determine, in its discretion which investments should be liquidated.

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

Altis Class DS (1)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,123,636	2.65%	$3,174,791	$131,559
Energy	447,697	1.06%	879,552	12,662
Interest Rates	1,091,145	2.58%	1,513,148	283,758
Metals	2,868,749	6.77%	4,901,210	985,823
Stock Indices	785,448	1.85%	1,613,002	142,562
Currencies	494,455	1.17%	1,020,015	6,122

TOTAL	$6,811,130	16.08%	$13,101,718	$1,562,486

(1) Average capitalization of Altis Class DS is $42,364,577.

Altis Class DS (1)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,857,069	2.39%	$3,511,512	$618,042
Energy	2,173,733	2.80%	4,029,618	10,119
Interest Rates	1,189,169	1.53%	2,333,254	68,791
Metals	2,131,662	2.74%	4,276,043	1,428,860
Stock Indices	704,334	0.91%	1,323,230	176,778
Currencies	1,520,971	1.96%	2,032,275	898,332

TOTAL	$9,576,938	12.33%	$17,505,932	$3,200,922

(1) Average capitalization of Altis Class DS is $77,707,043.

Transtrend Class DS (2)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$418,382	0.62%	$1,062,072	$139,045
Energy	310,522	0.46%	565,346	130,058
Interest Rates	3,476,783	5.12%	8,288,044	475,491
Metals	2,005,779	2.95%	5,143,266	832,242
Stock Indices	981,431	1.45%	2,848,881	131,871
Currencies	824,152	1.21%	2,452,697	15,306

TOTAL	$8,017,049	11.81%	$20,360,306	$1,724,013

(2) Average capitalization of Transtrend Class DS is $67,904,391.

Transtrend Class DS (2)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,776,837	1.53%	$2,905,495	$81,935
Energy	4,023,417	3.47%	7,114,444	63,074
Interest Rates	1,343,413	1.16%	3,453,764	211,496
Metals	1,950,368	1.68%	3,275,464	985,800
Stock Indices	2,533,454	2.18%	6,113,573	499,946
Currencies	978,813	0.84%	1,782,991	425,070

TOTAL	$12,606,302	10.86%	$24,645,731	$2,267,321

(2) Average capitalization of Transtrend Class DS is $116,055,285.

Aspect Class DS (3)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$360,835	0.85%	$1,049,393	$81,169
Energy	276,893	0.65%	570,531	108,695
Interest Rates	1,074,607	2.53%	1,717,176	290,181
Metals	1,080,884	2.55%	2,011,439	154,930
Stock Indices	601,786	1.42%	1,776,959	5,028
Currencies	619,574	1.46%	1,409,394	117,999

TOTAL	$4,014,579	9.46%	$8,534,892	$758,002

(3) Average Capitalization of Aspect Class DS is $42,456,368.

Aspect Class DS (3)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,091,245	1.59%	$1,751,993	$574,568
Energy	1,047,342	1.53%	2,280,888	194,539
Interest Rates	1,045,052	1.52%	1,735,868	526,065
Metals	271,836	0.40%	488,030	54,654
Stock Indices	1,683,280	2.45%	2,662,219	170,713
Currencies	274,658	0.40%	900,894	17,188

TOTAL	$5,413,413	7.89%	$9,819,892	$1,537,727

(3) Average Capitalization of Aspect Class DS is $68,659,420.

Winton Class DS (5)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$330,760	0.46%	$787,515	$128,935
Energy	186,718	0.26%	328,650	27,196
Interest Rates	940,293	1.30%	1,424,806	645,500
Metals	723,711	1.00%	1,632,245	35,075
Stock Indices	822,884	1.14%	2,344,682	240,615
Currencies	679,330	0.94%	1,191,984	284,459

TOTAL	$3,683,696	5.10%	$7,709,882	$1,361,780

(5) Average capitalization of Winton Class DS is $72,248,683.

Winton Class DS (5)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$467,291	0.39%	$857,123	$73,469
Energy	368,664	0.31%	874,813	11,799
Interest Rates	2,097,111	1.75%	4,292,387	285,472
Metals	1,015,937	0.85%	1,627,464	455,447
Stock Indices	1,773,838	1.48%	3,436,520	473,238
Currencies	1,179,031	0.98%	2,016,534	225,888

TOTAL	$6,901,872	5.76%	$13,104,841	$1,525,313

(5) Average capitalization of Winton Class DS is $120,002,120.

John Locke Class DS (6)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$283,191	0.67%	$430,746	$172,907
Energy	145,261	0.34%	383,411	50,994
Interest Rates	1,587,243	3.74%	3,341,143	286,357
Metals	1,681,281	3.96%	3,501,054	225,150
Stock Indices	1,072,997	2.53%	2,261,428	37,083
Currencies	819,172	1.93%	1,910,826	115,674

TOTAL	$5,589,145	13.17%	$11,828,608	$888,165

(6) Average capitalization of John Locke Class DS is $42,483,485.

John Locke Class DS (6)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,812,772	2.25%	$4,796,195	$127,673
Energy	1,277,429	1.58%	2,450,551	434,437
Interest Rates	1,005,404	1.25%	1,904,936	123,814
Metals	1,748,930	2.17%	2,981,899	460,036
Stock Indices	2,537,272	3.15%	3,905,755	1,454,923
Currencies	1,084,660	1.34%	1,879,736	333,031

TOTAL	$9,466,467	11.74%	$17,919,072	$2,933,914

(6) Average capitalization of John Locke Class DS is $80,676,029.

BlueTrend Class DS (8)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$204,825	0.28%	$313,111	$78,252
Energy	632,660	0.88%	849,184	166,912
Interest Rates	3,204,187	4.45%	6,019,772	1,183,416
Metals	743,451	1.03%	2,094,494	113,237
Stock Indices	1,594,792	2.21%	4,766,509	22,459
Currencies	991,609	1.38%	2,320,347	435,781

TOTAL	$7,371,524	10.23%	$16,363,417	$2,000,057

(8) Average capitalization of BlueTrend Class DS is $72,076,214.

BlueTrend Class DS (8)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$831,347	0.61%	$2,050,960	$195,753
Energy	1,640,634	1.20%	4,043,873	386,003
Interest Rates	3,343,828	2.44%	10,151,884	275,936
Metals	1,218,834	0.89%	2,036,992	243,884
Stock Indices	2,277,676	1.66%	5,808,961	40,575
Currencies	3,145,117	2.29%	6,737,462	143,600

TOTAL	$12,457,436	9.09%	$30,830,132	$1,285,751

(8) Average capitalization of BlueTrend Class DS is $137,202,410.

Tudor Tensor Class DS (7)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$348,826	0.82%	$882,779	$78,156
Energy	302,216	0.71%	465,942	20,112
Interest Rates	859,089	2.02%	1,311,407	441,463
Metals	1,353,559	3.19%	2,288,537	275,496
Stock Indices	962,053	2.26%	2,244,343	326,242
Currencies	258,870	0.61%	516,508	108,836

TOTAL	$4,084,613	9.61%	$7,709,516	$1,250,305

(7) Average capitalization of Tudor Tensor Class DS is $42,475,211.

Tudor Tensor Class DS (7)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$543,813	0.70%	$723,005	$286,960
Energy	832,391	1.07%	2,281,980	64,669
Interest Rates	768,123	0.99%	2,510,971	132,766
Metals	1,081,480	1.39%	3,065,063	157,964
Stock Indices	1,649,472	2.12%	3,155,567	771,668
Currencies	3,058,624	3.94%	6,066,754	921,826

TOTAL	$7,933,903	10.21%	$17,803,340	$2,335,853

(7) Average capitalization of Tudor Tensor Class DS is $77,707,616.

Lynx Class DS (4)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$101,037	0.24%	$181,346	30,632
Energy	345,208	0.81%	403,043	292,543
Interest Rates	171,441	0.40%	208,099	128,822
Metals	2,050,446	4.83%	3,522,035	758,899
Stock Indices	2,041,268	4.81%	3,804,714	444,985
Currencies	409,136	0.96%	465,841	356,993

TOTAL	$5,118,536	12.05%	$8,585,078	$2,012,874

(4) Average capitalization of Lynx Class DS is $42,472,532.

Lynx Class DS (4)

	December 31, 2012
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$353,778	0.57%	$426,033	$276,948
Energy	612,255	0.99%	753,616	464,672
Interest Rates	2,904,378	4.70%	3,394,980	2,365,570
Metals	1,199,429	1.94%	1,514,532	876,101
Stock Indices	2,419,840	3.92%	2,771,611	2,289,970
Currencies	1,025,615	1.66%	1,540,924	528,806

TOTAL	$8,515,295	13.78%	$10,401,696	$6,802,067

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

Non-Trading Risk

However, these balances (as well as the market risk they represent) are immaterial.  A Portfolio Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S.  The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the advisors have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring the Trading Advisors with the market risk controls being applied by the Trading Advisors.

Risk Management

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2013

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$15,515,916	$(17,027,866)	$(18,194,186)	$13,803,945	$(25,746,718)	$6,925,873	$(9,916,361)	$(2,315,027)
Total Expenses	1,968,231	2,219,986	2,606,566	2,960,628	3,363,887	3,967,116	4,399,348	4,884,843
Net Income (Loss)	$13,547,685	$(19,247,852)	$(20,800,752)	$10,843,317	$(29,110,605)	$2,958,757	$(14,315,709)	$(7,199,870)

Net Income (Loss) per weighted average Unit (a)	$0.0405	$(0.0497)	$(0.0484)	$0.0226	$(0.0530)	$0.0048	$(0.0208)	$(0.0094)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures  (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance to be updated

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisors on behalf of the Portfolio Funds.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.   In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 46, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.   Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.     From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global

Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36, has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.    Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, has been a Vice President and Manager of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                                  Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Funds pay Sponsor fees to MLAI.  The Portfolio Funds pay brokerage commissions to MLPF&S, which is a BAC affiliate. MLAI also receives a portion of the management fees from some of Trading Advisors or Portfolio Funds, and a portion of the performance fees from some of the Trading Advisors.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s and Portfolio Funds’ U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by, its manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2013, MLAI owned no Unit-equivalent member interests, and the principals of MLAI did not own any Units.

(c)                              Changes in Control:

None.

(d)                             Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable

Director Independence

No person who served as a manager of MLAI during 2013 could be considered independent (based on the definition of an independent director under NASDAQ rules.)

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 and 2012 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

		Page
1.	Financial Statements:

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2013 and 2012	2

	Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

	Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

	Notes to Financial Statements	9

2.	Financial Statement Schedules:

(a) Financial Statements of Altis FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

Notes to Financial Statements	9

(b) Financial Statements of Aspect FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

Notes to Financial Statements	9

(c) Financial Statements of BlueTrend FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

Notes to Financial Statements	9

(d) Financial Statements of John Locke FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	5

Notes to Financial Statements	8

(e) Financial Statements of Lynx FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the year ended December 31, 2013 and for the period July 1, 2012 (commencement of operations) to December 31, 2012	3

Statements of Changes in Members’ Capital for the year ended December 31, 2013 and for the period July 1, 2012 (commencement of operations) to December 31, 2012	4

Financial Data Highlights for the year ended December 31, 2013 and for the period July 1, 2012 (commencement of operations)to December 31, 2012	5

Notes to Financial Statements	7

(f) Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

Notes to Financial Statements	9

(g) Financial Statements of Tudor Tensor FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	5

Notes to Financial Statements	8

(h) Financial Statements of Winton FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

Notes to Financial Statements	9

3.                                      Exhibits:  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Altis FuturesAccess LLC

13.03	Financial Statements of Aspect FuturesAccess LLC

13.04	Financial Statements of ML BlueTrend FuturesAccess LLC

13.05	Financial Statements of John Locke FuturesAccess LLC

13.06	Financial Statements of Lynx FuturesAccess LLC

13.07	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.08	Financial Statements of Tudor Tensor FuturesAccess LLC

13.09	Financial Statements of ML Winton FuturesAccess LLC

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial and Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 25, 2014
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A.Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Altis FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2013 and 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 13.03	Aspect FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 13.04	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 13.05

John Locke FuturesAccess LLC (Formerly ML John Locke FuturesAccess LLC) Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 13.06

Lynx FuturesAccess LLC Financial Statements as of December 31, 2013 and 2012 and for the year ended December 31, 2013 and for the period July 1, 2012 (Commencement of Operations) to December 31, 2012 and Report of Independent Registered Public Accounting Firm

Exhibit 13.07	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 13.08	Tudor Tensor FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 13.09	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2013, 2012 and 2011 and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.