Form 10-Q
period 2014-03-31
Systematic Momentum FuturesAccess LLC
filed 2014-05-15
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, 257,210,178 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS:

Cash	$286,626	$364,271
Investment in Portfolio Funds (Cost $240,744,196 for 2014 and $310,987,490 for 2013)	229,574,544	297,556,960
Receivable from Portfolio Funds	32,159,954	15,633,240

TOTAL ASSETS	$262,021,124	$313,554,471

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$445,412	$540,195
Redemptions payable	8,508,128	15,194,904
Other liabilities	492,220	537,344

Total liabilities	9,445,760	16,272,443

MEMBERS’ CAPITAL:
Members’ Interest (257,210,178 Units and 287,991,182 Units outstanding; unlimited Units authorized)	252,575,364	297,282,028
Total members’ capital	252,575,364	297,282,028

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$262,021,124	$313,554,471

NET ASSET VALUE PER UNIT:

Class A	$0.9905	$1.0369
Class C	$0.9658	$1.0135
Class D	$1.2282	$1.2809
Class I	$1.0629	$1.1115
Class M	$0.9074	$0.9463

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2014	March 31, 2013
TRADING PROFIT (LOSS):

Realized, net	$(14,114,525)	$(2,565,171)
Change in unrealized, net	2,260,878	16,369,117

Total trading profit (loss), net	(11,853,647)	13,803,946

EXPENSES:
Sponsor fee	1,425,247	2,629,730
Other	232,643	330,899
Total expenses	1,657,890	2,960,629

NET INVESTMENT INCOME (LOSS)	(1,657,890)	(2,960,629)

NET INCOME (LOSS)	$(13,511,537)	$10,843,317

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	41,896,704	76,308,210
Class C	198,878,371	328,271,330
Class D	10,103,545	16,064,653
Class I	19,029,214	36,212,849
Class D1*	—	11,222,132
Class M	6,928,708	12,210,582

Net income (loss) per weighted average Unit
Class A	$(0.0475)	$0.0237
Class C	$(0.0490)	$0.0205
Class D	$(0.0527)	$0.0441
Class I	$(0.0493)	$0.0268
Class D1*	$—	$0.0289
Class M	$(0.0454)	$0.0250

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital March 31, 2014
Class A	79,916,267	659,266	(9,055,101)	71,520,432	44,919,355	96,126	(7,930,095)	37,085,386
Class C	343,220,887	3,011,353	(36,274,861)	309,957,379	208,733,990	2,243,083	(28,168,170)	182,808,903
Class D	20,632,689	—	(7,879,397)	12,753,292	10,103,544	—	(1,934,868)	8,168,676
Class I	37,664,971	121,363	(4,814,356)	32,971,978	19,789,101	127,853	(1,902,194)	18,014,760
Class D1*	11,727,979	—	(1,306,512)	10,421,467	—	—	—	—
Class M	12,456,679	118,366	(604,700)	11,970,345	4,445,192	7,888,020	(1,200,759)	11,132,453

Total Members’ Units	505,619,472	3,910,348	(59,934,927)	449,594,893	287,991,182	10,355,082	(41,136,086)	257,210,178

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2014
Class A	$85,424,977	$711,750	$(9,861,476)	$1,805,171	$78,080,422	$46,575,864	$95,040	$(7,947,676)	$(1,989,352)	$36,733,876
Class C	362,231,029	3,234,999	(38,932,836)	6,731,000	333,264,192	211,561,932	2,192,000	(27,457,896)	(9,736,571)	176,559,465
Class D	26,839,468	—	(10,541,314)	709,142	17,007,296	12,941,674	—	(2,376,405)	(532,130)	10,033,139
Class I	42,987,295	140,000	(5,624,454)	969,129	38,471,970	21,996,156	138,000	(2,047,305)	(939,047)	19,147,804
Class D1*	13,615,676	—	(1,536,251)	323,851	12,403,276	—	—	—	—	—
Class M	11,971,319	117,000	(599,983)	305,024	11,793,360	4,206,402	7,300,070	(1,090,955)	(314,437)	10,101,080

Total Members’ Capital	$543,069,764	$4,203,749	$(67,096,314)	$10,843,317	$491,020,516	$297,282,028	$9,725,110	$(40,920,237)	$(13,511,537)	$252,575,364

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0369	$1.0135	$1.2809	$1.1115	$0.9463

Net Realized and net unrealized change in trading profit (loss)	(0.0418)	(0.0408)	(0.0516)	(0.0448)	(0.0381)
Expenses	(0.0046)	(0.0069)	(0.0011)	(0.0038)	(0.0008)

Net asset value, end of period	$0.9905	$0.9658	$1.2282	$1.0629	$0.9074

Total Return: (a)

Total return	-4.47%	-4.71%	-4.11%	-4.38%	-4.11%

Ratios to Average Members’ Capital:

Expenses	0.46%	0.71%	0.08%	0.36%	0.08%

Net investment income (loss)	-0.46%	-0.71%	-0.08%	-0.36%	-0.08%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0689	$1.0554	$1.3008	$1.1413	$1.1609	$0.9610

Net Realized and net unrealized change in trading profit (loss)	0.0276	0.0272	0.0336	0.0294	0.0300	0.0248
Expenses	(0.0048)	(0.0074)	(0.0008)	(0.0039)	(0.0007)	(0.0006)

Net asset value, end of period	$1.0917	$1.0752	$1.3336	$1.1668	$1.1902	$0.9852

Total Return: (a)

Total return	2.13%	1.88%	2.52%	2.23%	2.52%	2.52%

Ratios to Average Members’ Capital:

Expenses	0.44%	0.69%	0.06%	0.34%	0.06%	0.06%

Net investment income (loss)	-0.44%	-0.69%	-0.06%	-0.34%	-0.06%	-0.06%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an Investment Company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”), the sponsor and manager of the Fund, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are seven Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds. MLAI may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds. MLAI may select other parties as F/X or other over-the-counter (“OTC”) prime brokers.  MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2014 and December 31, 2013 and the results of its operations for the three months ended March 31, 2014 and 2013. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

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

2.                          INVESTMENTS IN PORTFOLIO FUNDS

The seven Portfolio Funds in which the Fund is invested in as of March 31, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

On March 19, 2014, MLAI notified Altis Partners (Jersey) Limited regarding the Fund’s terminating its investment in Altis FuturesAccess LLC (“Altis”), effective March 31, 2014. As of March 31, 2014, the Altis was no longer a Portfolio Fund.  In MLAI’s discretion, the Fund will reallocate its redeemed capital from the Altis Fund among one or more Portfolio Funds.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Portfolio Funds’ respective trading advisors (“Trading Advisors”).

The details of investments in Portfolio Funds at and for the three month period ended March 31, 2014, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 03/31/14	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.07%	$40,585,326	$(1,282,659)	$42,263,050	$(184,422)	$—	Semi -Monthly
Altis*	0.00%	—	(2,921,043)	—	(136,040)	—	Semi -Monthly
Winton	17.72%	44,759,687	(349,230)	38,269,381	(235,118)	—	Semi -Monthly
Aspect	10.37%	26,184,915	(1,669,348)	27,364,967	(137,084)	—	Semi -Monthly
John Locke	10.15%	25,630,868	(647,751)	28,585,529	(137,936)	—	Semi -Monthly
BlueTrend	16.07%	40,585,327	(2,302,657)	46,215,598	(235,833)	—	Monthly
Tudor	10.13%	25,594,370	(1,341,173)	30,604,771	(137,357)	—	Semi -Monthly
Lynx	10.39%	26,234,051	(1,339,786)	27,440,900	(137,358)	—	Semi -Monthly

	90.90%	$229,574,544	$(11,853,647)	$240,744,196	$(1,341,148)	$—

*Altis liquidated as of March 31, 2014

The details of investments in Portfolio Funds at and for the year ended December 31, 2013, are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/13	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.01%	$47,609,112	$(1,133,475)	$48,383,987	$(1,377,170)	$—	Semi -Monthly
Altis	10.01%	29,755,695	(994,297)	40,493,981	(860,493)	—	Semi -Monthly
Winton	17.02%	50,584,682	4,851,535	42,814,840	(1,470,171)	(370,016)	Semi -Monthly
Aspect	10.01%	29,755,695	(1,840,897)	29,271,612	(859,787)	—	Semi -Monthly
John Locke	10.01%	29,755,701	(770,711)	32,368,986	(860,679)	—	Semi -Monthly
BlueTrend	17.02%	50,584,682	(7,091,153)	54,095,167	(1,475,532)	(89,462)	Monthly
Tudor	10.01%	29,755,698	(1,856,365)	33,877,844	(859,774)	—	Semi -Monthly
Lynx	10.01%	29,755,695	2,933,172	29,681,073	(863,779)	(12,671)	Semi -Monthly

	100.10%	$297,556,960	$(5,902,191)	$310,987,490	$(8,627,385)	$(472,149)

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital. These investments are recorded at fair value. The following is summarized financial information for each of the Portfolio Funds:

	As of March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Altis*	$25,879,779	$25,879,779	$—
Aspect	148,079,736	6,950,847	141,128,889
BlueTrend	103,714,124	9,070,300	94,643,824
John Locke	25,931,893	301,026	25,630,867
Lynx	26,591,161	357,110	26,234,051
Transtrend	80,010,018	3,900,221	76,109,797
Tudor	26,010,562	416,192	25,594,370
Winton	962,340,545	14,527,051	947,813,494

Total	$1,398,557,818	$61,402,526	$1,337,155,292

	As of December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Altis	$31,656,909	$1,901,214	$29,755,695
Aspect	178,880,965	11,663,470	167,217,495
BlueTrend	128,712,857	14,876,861	113,835,996
John Locke	31,566,874	2,398,659	29,168,215
Lynx	33,144,505	3,388,810	29,755,695
Transtrend	97,528,185	11,196,695	86,331,490
Tudor	31,145,083	2,047,739	29,097,344
Winton	1,006,017,501	27,668,096	978,349,405

Total	$1,538,652,879	$75,141,544	$1,463,511,335

	For the three months ended March 31, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis*	$(2,692,878)	$(50,824)	$(177,341)	$(2,921,043)
Aspect	(8,321,018)	(164,304)	(1,528,321)	(10,013,643)
BlueTrend	(4,371,007)	(177,958)	(894,207)	(5,443,172)
John Locke	(413,183)	(59,089)	(175,479)	(647,751)
Lynx	(1,116,753)	(35,949)	(187,084)	(1,339,786)
Transtrend	(1,667,889)	(150,832)	(547,846)	(2,366,567)
Tudor	(990,426)	(178,269)	(172,478)	(1,341,173)
Winton	(477,967)	(315,428)	(8,762,745)	(9,556,140)

Total	$(20,051,121)	$(1,132,653)	$(12,445,501)	$(33,629,275)

	For the three months ended March 31, 2013
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis	$1,869,743	$(76,152)	$(299,067)	$1,494,524
Aspect	6,783,901	(215,806)	(2,576,044)	3,992,051
BlueTrend	10,084,601	(185,884)	(2,550,803)	7,347,914
John Locke	51,167	(97,901)	(299,001)	(345,735)
Lynx	1,824,502	(76,202)	(349,512)	1,398,788
Transtrend	1,406,047	(249,932)	(957,194)	198,921
Tudor	3,171,262	(389,923)	(300,958)	2,480,381
Winton	50,565,922	(392,989)	(10,316,182)	39,856,751

Total	$75,757,145	$(1,684,789)	$(17,648,761)	$56,423,595

*Altis liquidated as of March 31, 2014

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds. As such, the Fund determined that its investments in these Portfolio Funds would be classified as Level II. There were no transfers to or from Level II during 2014 and 2013. There were no transfers to or from any level during each of the three months ended March 31, 2014 and 2013.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2014	$229,574,544	$—	$229,574,544	$—
December 31, 2013	$297,556,960	$—	$297,556,960	$—

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the respective Trading Advisors.

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

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds.

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

Indemnifications

In the normal course of business the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended March 31, 2014, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the periods ended March 31, 2014 and 2013 amounted to $14,658 and $26,102, respectively, of which $8,968 and $10,835 was payable to the Transfer Agent as of March 31, 2014 and December 31, 2013, respectively.

Sponsor fees as presented on the Statements of Operations are paid to related parties.

6.                          SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month, and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s interests in the Portfolio Funds as of such date plus any other assets held by the Fund, minus accrued Sponsor’s fees and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902
2014	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074

Liquidity and Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Portfolio Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The net asset value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Portfolio Fund’s profit potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Portfolio Funds to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month. MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  The cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.

For the three months ended March 31, 2014 the Fund’s capital decreased 15.04% from $297,282,028 to $252,575,364.  This decrease was attributable to the net loss from operations of $13,511,537, coupled with the redemption of 41,136,086 Redeemable Units resulting in an outflow of $40,920,237.  The cash outflow was offset with cash inflow of $9,725,110 due to subscriptions of 10,355,082 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Fund follows ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and each Portfolio Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Portfolio Fund does not meet the definition of “eligible contract participant,” it could lead to the Portfolio Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2014:

March 31, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	2,117,741	47.63%
Currencies - Futures	95,667	2.15%
Currencies - Forwards	828,532	18.63%
Energy	(186,834)	-4.20%
Interest rates	253,043	5.69%
Metals	(205,062)	-4.61%
Stock indices	1,543,252	34.71%

Total	$4,446,339	100.00%

The Fund experienced a net trading loss for the first quarter ended March 31, 2014 of $11,853,647.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolio held, through the Fund’s Portfolio Funds.  References herein to the trading and portfolio of the Portfolio Funds refer to such trading and portfolios generally.

In equity indices, the Portfolio Funds came into the first quarter with long exposure, given the strong rally in global equity prices during 2013. Positioning was greatest in U.S. and European indices. The upward trend in equities did not continue in the first quarter. Markets quickly reversed in January, rallied back in February, then showed some v-shaped moves in March. They generally ended the quarter not far from where they began, but the reversals and choppiness proved costly to trend followers, making equity indices the worst performing asset class.

Commodities also performed poorly in the first quarter. The Portfolio Funds had long positions in energies and industrial metals, but short positions in grains and precious metals coming into the first quarter. Commodities fell in January, rallied in February, and then fell again in March, exhibiting reversals and several directional shifts along the way. The largest losses were incurred in the energy sector.

In currencies, the Portfolio Funds had mixed positioning coming into the first quarter. Long positions in European currencies like the euro, British pound and Swiss franc were balanced against short positions in the Japanese yen, Canadian dollar and Australian dollar. The downward trend in the Japanese yen continued for part of the quarter and the Portfolio Funds made money, but there were reversals in the remaining major currency positions, leading to small losses.

In fixed income, the Portfolio Funds had long positioning in both interest rates and bonds. Fixed income proved to be the only profitable asset class. Yields generally moved lower over the course of the first quarter. The moves were not very large, but they benefited long positions.

In summary, the first quarter saw reversals in several asset classes. Trends in equity indices, commodities and many currency markets were interrupted. With market moves going against positioning, the Portfolio Funds saw losses in those asset classes. Gains in fixed income markets only partially made up for the losses.

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2013:

March 31, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,349,564	17.51%
Currencies - Futures	(872,803)	-11.32%
Currencies - Forwards	(225,284)	-2.92%
Energy	221,595	2.88%
Interest rates	6,897,606	89.49%
Metals	(86,731)	-1.13%
Stock indices	423,517	5.49%

Total	$7,707,464	100.00%

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

Market movements result in frequent changes in the fair market value of each Portfolio Fund’s open positions and, consequently, in its earnings and cash flow. A Portfolio Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Fund’s open positions and the liquidity of the markets in which it trades.

The Portfolio Funds, under the direction of their respective Trading Advisors, rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Portfolio Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Portfolio Fund’s losses in any market sector will be limited to Value at Risk or by each Portfolio Fund’s attempts to manage its market risk.

Quantitative Forward Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934

(“Securities Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

Each Portfolio Fund’s risk exposure in the various market sectors traded by the advisors is quantified below in terms of Value at Risk.  Due to each Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Portfolio Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The following information with respect to Value at Risk (“VaR”) is set forth in respect of the Portfolio Funds separately rather than for the Fund on a stand alone basis.

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the three months ended March 31, 2014 and 2013.

Altis Class DS (1)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,869,960	5.59%	$3,174,791	$2,692,926
Energy	479,430	0.93%	530,352	449,856
Interest Rates	302,412	0.59%	334,533	283,758
Metals	1,050,631	2.05%	1,162,223	985,823
Stock Indices	1,458,128	2.84%	1,613,002	1,368,183
Currencies	922,077	1.80%	1,020,015	865,198

TOTAL	$7,082,638	13.80%	$7,834,916	$6,645,744

(1) Average capitalization of Altis Class DS is $51,342,485.

Transtrend Class DS (2)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,413,738	5.52%	$2,754,315	$2,219,377
Energy	353,434	0.81%	403,303	324,974
Interest Rates	1,456,558	3.33%	1,662,077	1,339,271
Metals	117,198	0.27%	133,734	107,761
Stock Indices	776,297	1.78%	885,832	713,787
Currencies	1,700,449	3.89%	1,940,382	1,563,524

TOTAL	$6,817,674	15.60%	$7,779,643	$6,268,694

(2) Average capitalization of Transtrend Class DS is $43,717,919.

Transtrend Class DS (2)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$147,147	0.18%	$154,010	$142,741
Energy	170,798	0.21%	178,764	165,683
Interest Rates	8,129,185	9.86%	8,508,342	7,885,761
Metals	945,391	1.15%	989,485	917,081
Stock Indices	388,142	0.47%	406,245	376,519
Currencies	16,198	0.02%	16,953	15,713

TOTAL	$9,796,861	11.89%	$10,253,799	$9,503,498

(2) Average capitalization of Transtrend Class DS is $82,469,455.

Aspect Class DS (3)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$712,044	2.61%	$776,945	$606,159
Energy	292,792	1.07%	319,480	249,252
Interest Rates	404,735	1.49%	441,626	344,548
Metals	302,913	1.11%	330,523	257,868
Stock Indices	863,256	3.17%	941,940	734,884
Currencies	356,595	1.31%	389,098	303,567

TOTAL	$2,932,335	10.76%	$3,199,612	$2,496,278

(3) Average Capitalization of Aspect Class DS is $27,250,842.

Aspect Class DS (3)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$958,365	1.86%	$1,117,298	$847,233
Energy	521,041	1.01%	607,450	460,622
Interest Rates	910,760	1.76%	1,061,799	805,149
Metals	916,977	1.78%	1,069,048	810,645
Stock Indices	338,194	0.66%	394,279	298,977
Currencies	1,122,961	2.18%	1,309,191	992,743

TOTAL	$4,768,298	9.25%	$5,559,065	$4,215,369

(3) Average Capitalization of Aspect Class DS is $51,615,976.

Winton Class DS (4)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,575,290	3.37%	$1,613,469	$1,549,254
Energy	128,243	0.27%	131,351	126,123
Interest Rates	180,272	0.39%	184,641	177,292
Metals	395,975	0.85%	405,571	389,430
Stock Indices	961,918	2.06%	985,231	946,020
Currencies	285,849	0.61%	292,776	281,124

TOTAL	$3,527,547	7.55%	$3,613,039	$3,469,243

(4) Average capitalization of Winton Class DS is $46,716,436.

Winton Class DS (4)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,065,517	1.21%	$1,148,612	$989,691
Energy	444,667	0.51%	479,344	413,023
Interest Rates	1,927,777	2.19%	2,078,116	1,790,591
Metals	55,078	0.06%	59,373	51,158
Stock Indices	377,831	0.43%	407,296	350,943
Currencies	1,612,767	1.84%	1,738,539	1,497,997

TOTAL	$5,483,637	6.24%	$5,911,280	$5,093,403

(4) Average capitalization of Winton Class DS is $87,860,419.

John Locke Class DS (5)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,904,875	6.96%	$1,973,890	$1,845,931
Energy	2,544	0.01%	2,636	2,466
Interest Rates	52,518	0.19%	54,421	50,893
Metals	502,131	1.83%	520,324	486,594
Stock Indices	1,058,422	3.87%	1,096,769	1,025,670
Currencies	270,607	0.99%	280,411	262,233

TOTAL	$3,791,097	13.85%	$3,928,451	$3,673,787

(5) Average capitalization of John Locke Class DS is $27,380,491.

John Locke Class DS (5)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$187,968	0.36%	$200,141	$172,907
Energy	55,436	0.11%	59,026	50,994
Interest Rates	3,137,922	6.08%	3,341,143	2,886,506
Metals	244,760	0.47%	260,612	225,150
Stock Indices	1,410,105	2.73%	1,501,428	1,297,125
Currencies	1,363,092	2.64%	1,451,370	1,253,879

TOTAL	$6,399,283	12.39%	$6,813,720	$5,886,561

(5) Average capitalization of John Locke Class DS is $51,626,385.

BlueTrend Class DS (6)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,281,937	2.78%	$1,466,662	$1,175,363
Energy	276,623	0.60%	316,484	253,626
Interest Rates	720,351	1.56%	824,152	660,464
Metals	191,435	0.42%	219,021	175,520
Stock Indices	1,257,819	2.73%	1,439,068	1,153,250
Currencies	1,564,385	3.40%	1,789,810	1,434,330

TOTAL	$5,292,550	11.49%	$6,055,197	$4,852,553

(6) Average capitalization of BlueTrend Class DS is $46,037,996.

BlueTrend Class DS (6)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$225,786	0.26%	$249,751	$199,038
Energy	866,278	0.99%	958,224	763,653
Interest Rates	6,140,951	6.99%	6,792,741	5,413,450
Metals	144,949	0.17%	160,334	127,777
Stock Indices	1,637,137	1.86%	1,810,900	1,443,190
Currencies	557,821	0.64%	617,028	491,738

TOTAL	$9,572,922	10.91%	$10,588,978	$8,438,846

(6) Average capitalization of BlueTrend Class DS is $87,794,191.

Tudor Tensor Class DS (7)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$633,227	2.31%	$793,444	$496,517
Energy	276,683	1.01%	346,689	216,949
Interest Rates	161,081	0.59%	201,838	126,305
Metals	315,520	1.15%	395,351	247,401
Stock Indices	677,541	2.48%	848,970	531,263
Currencies	385,781	1.41%	483,390	302,493

TOTAL	$2,449,833	8.95%	$3,069,682	$1,920,928

(7) Average capitalization of Tudor Tensor Class DS is $27,375,276.

Tudor Tensor Class DS (7)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$814,448	1.58%	$882,779	$746,992
Energy	406,246	0.79%	440,330	372,599
Interest Rates	653,259	1.26%	708,067	599,154
Metals	2,111,392	4.09%	2,288,537	1,936,519
Stock Indices	1,094,609	2.12%	1,186,446	1,003,949
Currencies	118,664	0.23%	128,620	108,836

TOTAL	$5,198,618	10.07%	$5,634,779	$4,768,049

(7) Average capitalization of Tudor Tensor Class DS is $51,682,600.

Lynx Class DS (8)

March 31, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,295,558	4.72%	$1,566,590	1,128,706
Energy	75,201	0.27%	90,933	65,516
Interest Rates	216,303	0.79%	261,554	188,446
Metals	1,097,696	4.00%	1,327,335	956,326
Stock Indices	1,494,088	5.45%	1,806,653	1,301,668
Currencies	700,881	2.56%	847,506	610,616

TOTAL	$4,879,727	17.79%	$5,900,571	$4,251,278

(8) Average capitalization of Lynx Class DS is $27,427,548.

Lynx Class DS (8)

March 31, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$359,299	0.70%	$391,192	$305,349
Energy	165,199	0.32%	179,863	140,394
Interest Rates	3,620,775	7.01%	3,942,167	3,077,104
Metals	885,533	1.71%	964,136	752,567
Stock Indices	1,278,010	2.47%	1,391,451	1,086,113
Currencies	635,738	1.23%	692,168	540,280

TOTAL	$6,944,554	13.44%	$7,560,977	$5,901,807

(8) Average capitalization of Lynx Class DS is $51,682,600.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Portfolio Funds to incur severe losses over a short period of time.  The foregoing Value at Risk tables — as well as the past performance of the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are typically immaterial.

The Portfolio Funds also have non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S and MLI. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Portfolio Funds — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Portfolio Funds’ Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

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

Risk Management

Portfolio Funds Trading Advisors attempt to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Portfolio Funds Trading Advisors double check the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Portfolio Funds Trading Advisors seek to control overall risk as well as the risk of any one position, and Portfolio Funds Trading Advisors trade only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Portfolio Funds Trading Advisors factor the point of exit into the decision to enter (stop loss).  The size of Portfolio Fund’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Portfolio Funds’ investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Portfolio Funds Trading Advisors may vary the weighting at their discretion as market conditions, liquidity, position limit considerations and other factors warrant.

Portfolio Funds may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Portfolio Funds Trading Advisors at their sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of each Portfolio Fund’s investment strategy.  At their discretion, Portfolio Funds Trading Advisors may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Fund and the Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

The Fund and the Portfolio Funds have cash flow interest rate risk on their cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Fund and Portfolio Funds in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 25, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.0369
1/16/2014	—	—	1.0154
2/01/2014	—	—	0.9920
2/16/2014	39,600	39,996	0.9901
3/01/2014	—	—	1.0116
3/16/2014	55,440	56,130	0.9877
4/01/2014	—	—	0.9905

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$157,000	154,909	$1.0135
1/16/2014	182,000	183,449	0.9921
2/01/2014	440,000	454,123	0.9689
2/16/2014	181,000	187,254	0.9666
3/01/2014	615,000	622,974	0.9872
3/16/2014	617,000	640,374	0.9635
4/01/2014	903,000	934,976	0.9658

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.2809
1/16/2014	—	—	1.2551
2/01/2014	—	—	1.2270
2/16/2014	—	—	1.2254
3/01/2014	—	—	1.2528
3/16/2014	—	—	1.2240
4/01/2014	—	—	1.2282

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1115
1/16/2014	—	—	1.0887
2/01/2014	—	—	1.0638
2/16/2014	—	—	1.0619
3/01/2014	107,000	98,599	1.0852
3/16/2014	31,000	29,254	1.0597
4/01/2014	74,328	69,929	1.0629

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$45,000	47,554	$0.9463
1/16/2014	—	—	0.9272
2/01/2014	—	—	0.9065
2/16/2014	30,000	33,138	0.9053
3/01/2014	7,199,070	7,778,573	0.9255
3/16/2014	26,000	28,755	0.9042
4/01/2014	—	—	0.9074

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 2.50%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to any sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02                 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: May 15, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)