Form 10-Q
period 2014-06-30
Systematic Momentum FuturesAccess LLC
filed 2014-08-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, 214,221,618 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS:

Cash	$319,021	$364,271
Investment in Portfolio Funds (Cost $219,369,956 for 2014 and $310,987,490 for 2013)	218,385,118	297,556,960
Receivable from Portfolio Funds	4,241,775	15,633,240
Other assets	5,421	—

TOTAL ASSETS	$222,951,335	$313,554,471

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$386,475	$540,195
Redemptions payable	3,967,306	15,194,904
Other liabilities	520,668	537,344

Total liabilities	4,874,449	16,272,443

MEMBERS’ CAPITAL:
Members’ Interest (214,221,618 Units and 287,991,182 Units outstanding; unlimited Units authorized)	218,076,886	297,282,028
Total members’ capital	218,076,886	297,282,028

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$222,951,335	$313,554,471

NET ASSET VALUE PER UNIT:

Class A	$1.0324	$1.0369
Class C	$1.0041	$1.0135
Class D	$1.2850	$1.2809
Class I	$1.1089	$1.1115
Class M	$0.9492	$0.9463

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
TRADING PROFIT (LOSS):

Realized, net	$258,061	$(3,926,989)	$(13,856,464)	$(6,492,160)
Change in unrealized, net	10,184,814	(14,267,198)	12,445,692	2,101,919

Total trading profit (loss), net	10,442,875	(18,194,187)	(1,410,772)	(4,390,241)

EXPENSES:
Sponsor fee	1,203,450	2,364,470	2,628,697	4,994,200
Other	190,625	242,095	423,268	572,994
Total expenses	1,394,075	2,606,565	3,051,965	5,567,194

NET INVESTMENT INCOME (LOSS)	(1,394,075)	(2,606,565)	(3,051,965)	(5,567,194)

NET INCOME (LOSS)	$9,048,800	$(20,800,752)	$(4,462,737)	$(9,957,435)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	34,828,249	66,747,230	38,362,477	71,527,720
Class C	165,805,602	298,823,465	182,341,986	313,547,397
Class D	5,719,715	12,512,655	7,911,630	14,288,654
Class I	17,345,891	31,305,666	18,187,553	33,759,258
Class D1*	—	8,299,647	—	9,760,889
Class M	10,956,920	11,916,394	8,942,814	12,063,488

Net income (loss) per weighted average Unit
Class A	$0.0411	$(0.0460)	$(0.0146)	$(0.0430)
Class C	$0.0370	$(0.0493)	$(0.0197)	$(0.0470)
Class D	$0.0413	$(0.0548)	$(0.0374)	$(0.0480)
Class I	$0.0455	$(0.0492)	$(0.0082)	$(0.0456)
Class D1*	$—	$(0.0327)	$—	$(0.0278)
Class M	$0.0415	$(0.0409)	$0.0157	$(0.0404)

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

 (unaudited) (in Units)

	Members’ Capital			Members’ Capital June	Members’ Capital			Members’ Capital June
	December 31, 2012	Subscriptions	Redemptions	30, 2013	December 31, 2013	Subscriptions	Redemptions	30, 2014
Class A	79,916,267	1,196,568	(17,992,280)	63,120,555	44,919,355	215,578	(13,434,418)	31,700,515
Class C	343,220,887	5,130,029	(65,592,121)	282,758,795	208,733,990	3,862,057	(60,696,832)	151,899,215
Class D	20,632,689	—	(8,323,366)	12,309,323	10,103,544	—	(6,832,791)	3,270,753
Class I	37,664,971	778,806	(9,503,149)	28,940,628	19,789,101	197,782	(3,309,600)	16,677,283
Class D1*	11,727,979	209,723	(4,637,554)	7,300,148	—	—	—	—
Class M	12,456,679	379,389	(1,022,466)	11,813,602	4,445,192	8,024,072	(1,795,412)	10,673,852

Total Members’ Units	505,619,472	7,694,515	(107,070,936)	406,243,051	287,991,182	12,299,489	(86,069,053)	214,221,618

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Members’ Capital			Net Income	Members’ Capital June	Members’ Capital				Members’ Capital June
	December 31, 2012	Subscriptions	Redemptions	(Loss)	30, 2013	December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	30, 2014
Class A	$85,424,977	$1,298,700	$(19,669,991)	$(1,268,107)	$65,785,579	$46,575,864	$213,990	$(13,504,088)	$(559,364)	$32,726,402
Class C	362,231,029	5,526,999	(70,234,815)	(8,012,622)	289,510,591	211,561,932	3,764,000	(59,205,685)	(3,598,120)	152,522,127
Class D	26,839,468	—	(11,132,523)	22,893	15,729,838	12,941,674	—	(8,442,972)	(295,832)	4,202,870
Class I	42,987,295	925,000	(11,073,048)	(569,855)	32,269,392	21,996,156	212,328	(3,564,998)	(150,013)	18,493,473
Class D1*	13,615,676	238,015	(5,580,420)	52,360	8,325,631	—	—	—	—	—
Class M	11,971,319	373,000	(1,009,249)	(182,104)	11,152,966	4,206,402	7,424,070	(1,639,050)	140,592	10,132,014

Total Members’ Capital	$543,069,764	$8,361,714	$(118,700,046)	$(9,957,435)	$422,773,997	$297,282,028	$11,614,388	$(86,356,793)	$(4,462,737)	$218,076,886

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$0.9905	$0.9658	$1.2282	$1.0629	$0.9074

Net realized and net change in unrealized trading profit (loss)	0.0465	0.0452	0.0577	0.0499	0.0426
Expenses (b)	(0.0046)	(0.0069)	(0.0009)	(0.0039)	(0.0008)

Net asset value, end of period	$1.0324	$1.0041	$1.2850	$1.1089	$0.9492

Total Return: (a) (c)

Total return	4.22%	3.96%	4.62%	4.33%	4.62%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.46%	0.71%	0.08%	0.36%	0.08%

Net investment income (loss)	-0.46%	-0.71%	-0.08%	-0.36%	-0.08%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0369	$1.0135	$1.2809	$1.1115	$0.9463

Net realized and net change in unrealized trading profit (loss)	0.0047	0.0044	0.0061	0.0051	0.0045
Expenses (b)	(0.0092)	(0.0138)	(0.0020)	(0.0077)	(0.0016)

Net asset value, end of period	$1.0324	$1.0041	$1.2850	$1.1089	$0.9492

Total Return: (a) (c)

Total return	-0.44%	-0.93%	0.31%	-0.24%	0.31%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.92%	1.42%	0.17%	0.72%	0.17%

Net investment income (loss)	-0.92%	-1.42%	-0.17%	-0.72%	-0.17%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0917	$1.0752	$1.3336	$1.1668	$1.1902	$0.9852

Net realized and net change in unrealized trading profit (loss)	(0.0449)	(0.0441)	(0.0550)	(0.0480)	(0.0491)	(0.0406)
Expenses (b)	(0.0046)	(0.0072)	(0.0007)	(0.0038)	(0.0006)	(0.0005)

Net asset value, end of period	$1.0422	$1.0239	$1.2779	$1.1150	$1.1405	$0.9441

Total Return: (a) (c)

Total return	-4.53%	-4.77%	-4.18%	-4.44%	-4.18%	-4.18%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.43%	0.67%	0.05%	0.33%	0.05%	0.05%

Net investment income (loss)	-0.43%	-0.67%	-0.05%	-0.33%	-0.05%	-0.05%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0689	$1.0554	$1.3008	$1.1413	$1.1609	$0.9610

Net realized and net change in unrealized trading profit (loss)	(0.0173)	(0.0169)	(0.0214)	(0.0186)	(0.0191)	(0.0158)
Expenses (b)	(0.0094)	(0.0146)	(0.0015)	(0.0077)	(0.0013)	(0.0011)

Net asset value, end of period	$1.0422	$1.0239	$1.2779	$1.1150	$1.1405	$0.9441

Total Return: (a) (c)

Total return	-2.50%	-2.99%	-1.76%	-2.30%	-1.76%	-1.76%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.86%	1.36%	0.11%	0.66%	0.11%	0.11%

Net investment income (loss)	-0.86%	-1.36%	-0.11%	-0.66%	-0.11%	-0.11%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”), the sponsor and manager of the Fund, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are seven Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, generally the same minimum investment amounts, fees and other operational criteria apply across all FuturesAccess Funds. Each trading advisor for the Portfolio Funds participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              INVESTMENTS IN PORTFOLIO FUNDS

The seven Portfolio Funds in which the Fund is invested in as of June 30, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). The strategy of these Portfolio Funds is to be trend followers. MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of investments in Portfolio Funds at and for the six month period ended June 30, 2014 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 06/30/14	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.02%	$34,941,619	$1,000,406	$34,224,666	$(324,964)	$—	Semi -Monthly
Altis*	0.00%	—	(2,921,043)	—	(136,040)	—	Semi -Monthly
Winton	20.03%	43,677,024	1,344,453	37,286,031	(469,520)	(355,209)	Semi -Monthly
Aspect	11.02%	24,022,362	(344,230)	24,068,185	(265,737)	—	Semi -Monthly
John Locke	11.02%	24,022,363	(163,167)	26,099,179	(265,888)	—	Semi -Monthly
BlueTrend	16.02%	34,941,619	1,167,930	36,977,812	(432,112)	—	Monthly
Tudor	11.02%	24,022,363	(1,508,343)	28,397,024	(264,766)	—	Semi -Monthly
Lynx	15.02%	32,757,768	13,222	32,317,059	(312,634)	(117,192)	Semi -Monthly

	100.15%	$218,385,118	$(1,410,772)	$219,369,956	$(2,471,661)	$(472,401)

 *Altis liquidated as of March 31, 2014

The details of investments in Portfolio Funds at and for the year ended December 31, 2013 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/13	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.01%	$47,609,112	$(1,133,475)	$48,383,987	$(1,377,170)	$—	Semi -Monthly
Altis	10.01%	29,755,695	(994,297)	40,493,981	(860,493)	—	Semi -Monthly
Winton	17.02%	50,584,682	4,851,535	42,814,840	(1,470,171)	(370,016)	Semi -Monthly
Aspect	10.01%	29,755,695	(1,840,897)	29,271,612	(859,787)	—	Semi -Monthly
John Locke	10.01%	29,755,701	(770,711)	32,368,986	(860,679)	—	Semi -Monthly
BlueTrend	17.02%	50,584,682	(7,091,153)	54,095,167	(1,475,532)	(89,462)	Monthly
Tudor	10.01%	29,755,698	(1,856,365)	33,877,844	(859,774)	—	Semi -Monthly
Lynx	10.01%	29,755,695	2,933,172	29,681,073	(863,779)	(12,671)	Semi -Monthly

	100.10%	$297,556,960	$(5,902,191)	$310,987,490	$(8,627,385)	$(472,149)

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital. These investments are recorded at fair value. The following is summarized financial information for each of the Portfolio Funds:

	As of June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect	$135,374,830	$5,974,068	$129,400,762
BlueTrend	94,926,182	6,557,612	88,368,570
John Locke	24,769,072	746,709	24,022,363
Lynx	46,060,210	1,435,802	44,624,408
Transtrend	71,550,850	1,548,367	70,002,483
Tudor	25,095,125	1,072,762	24,022,363
Winton	960,366,651	26,504,130	933,862,521

Total	$1,358,142,920	$43,839,450	$1,314,303,470

	As of December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Altis	$31,656,909	$1,901,214	$29,755,695
Aspect	178,880,965	11,663,470	167,217,495
BlueTrend	128,712,857	14,876,861	113,835,996
John Locke	31,566,874	2,398,659	29,168,215
Lynx	33,144,505	3,388,810	29,755,695
Transtrend	97,528,185	11,196,695	86,331,490
Tudor	31,145,083	2,047,739	29,097,344
Winton	1,006,017,501	27,668,096	978,349,405

Total	$1,538,652,879	$75,141,544	$1,463,511,335

	For the six months ended June 30, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis*	$(2,692,878)	$(50,824)	$(177,341)	$(2,921,043)
Aspect	(97,582)	(282,584)	(2,888,639)	(3,268,805)
BlueTrend	4,952,228	(314,110)	(1,715,218)	2,922,900
John Locke	298,054	(120,000)	(341,221)	(163,167)
Lynx	1,130,576	(93,561)	(598,006)	439,009
Transtrend	3,397,486	(299,490)	(1,034,775)	2,063,221
Tudor	(885,218)	(288,099)	(335,026)	(1,508,343)
Winton	47,404,187	(614,274)	(24,737,400)	22,052,513

Total	$53,506,853	$(2,062,942)	$(31,827,626)	$19,616,285

	For the six months ended June 30, 2013
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis	$3,797,801	$(152,339)	$(570,804)	$3,074,658
Aspect	1,785,675	(458,370)	(4,939,775)	(3,612,470)
BlueTrend	(11,510,444)	(411,786)	(2,265,160)	(14,187,390)
John Locke	230,983	(189,822)	(570,712)	(529,551)
Lynx	481,964	(150,525)	(653,351)	(321,912)
Transtrend	(2,026,562)	(458,606)	(1,844,877)	(4,330,045)
Tudor	868,668	(838,363)	(568,905)	(538,600)
Winton	40,621,483	(741,956)	(20,527,585)	19,351,942

Total	$34,249,568	$(3,401,767)	$(31,941,169)	$(1,093,368)

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds. As such, the Fund determined that its investments in these

Portfolio Funds in this case, would be classified as Level II. There were no transfers to or from any level for the periods presented.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

June 30, 2014	$218,385,118	$—	$218,385,118	$—
December 31, 2013	$297,556,960	$—	$297,556,960	$—

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the respective Trading Advisors.

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

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2014, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2014, and 2013 amounted to $11,631 and $23,427, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2014 and 2013 amounted to $26,289 and $49,529, respectively, of which $6,995 and $10,835 was payable to the Transfer Agent as of June 30, 2014 and December 31, 2013, respectively.

Sponsor fees as presented on the Statements of Operations are paid to related parties.

6.                          SUBSEQUENT EVENTS

In respect to BlueTrend’s Trading Advisor, effective as of July 1, 2014, BlueCrest Capital Management LLP was restructured from an English-incorporated limited liability partnership to a Guernsey-domiciled company, BlueCrest Capital Management Limited. On July 31, 2014, with effect from July 1, 2014, BlueTrend, MLAI, BlueCrest Capital Management LLP and BlueCrest Capital Management Limited entered into a Novation and Amendment Agreement with respect to the Advisory Agreement.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917	$1.1043	$1.1196	$1.1179	$1.0775	$1.0378	$1.0422
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905	$0.9871	$0.9958	$0.9970	$1.0221	$1.0288	$1.0324

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752	$1.0871	$1.1017	$1.0996	$1.0594	$1.0199	$1.0239
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658	$0.9620	$0.9701	$0.9709	$0.9950	$1.0011	$1.0041

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336	$1.3498	$1.3693	$1.3681	$1.3194	$1.2716	$1.2779
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282	$1.2247	$1.2363	$1.2386	$1.2706	$1.2798	$1.2850

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668	$1.1804	$1.1970	$1.1954	$1.1523	$1.1101	$1.1150
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629	$1.0594	$1.0689	$1.0704	$1.0975	$1.1049	$1.1089

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902	$1.2046	$1.2221	$1.2210	$1.1776	$1.1349	$1.1405
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852	$0.9972	$1.0117	$1.0108	$0.9748	$0.9394	$0.9441
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074	$0.9048	$0.9133	$0.9150	$0.9386	$0.9454	$0.9492

Liquidity and Capital Resources

The Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Portfolio Funds’ U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Portfolio Funds’ assets are held in cash. The net asset value of the Portfolio Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Portfolio Funds’ profit potential might increase. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.  A Portfolio Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Portfolio Funds to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

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

For the six months ended June 30, 2014 the Fund’s capital decreased 26.64% from $297,282,028 to $218,076,886.  This decrease was attributable to the net loss from operations of $4,462,737, coupled with the redemption of 86,069,053 Redeemable Units resulting in an outflow of $86,356,793.  The cash outflow was offset with cash inflow of $11,614,388 due to subscriptions of 12,299,489 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statements Note 3, Fair Value of Investments.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s respective share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Portfolio Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Portfolio Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions,” it could lead to the Portfolio Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

The Fund experienced a net trading loss for the quarter ended March 31, 2014 of $11,853,647.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

April 1, 2014 to June 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of June 30, 2014:

June 30, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	335,233	5.58%
Currencies - Futures	543,442	9.05%
Currencies - Forwards	(53,380)	-0.89%
Energy	701,193	11.67%
Interest rates	3,178,992	52.91%
Metals	286,607	4.77%
Stock indices	1,016,048	16.91%

Total	$6,008,135	100.00%

The Fund experienced a net trading profit for the quarter ended June 30, 2014 of $10,442,875.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

The Fund gained 3.9% for the second quarter. Returns were positive for most Portfolio Funds during the second quarter. Continuing trends in equity indices and fixed income drove performance. Choppiness and some reversals in currencies and commodities minimally offset those gains.

In equities, the Portfolio Funds came into the second quarter with long exposure, with positions across geographies. While the first quarter had not necessarily seen the strong upward trends in global equity prices continue, there had not been any significant reversals either. As such, trend followers generally kept their positioning from year end. Exposures were greatest in U.S. and European indices. The upward trend in equities resumed to some extent in the second quarter with many markets rising in late April. These moves were beneficial to long positions. The asset class had losses in April, but was profitable in both May and June as markets rose.

In fixed income, the Portfolio Funds had long positioning within both rates and bonds given falling yields in the first quarter. Yields generally moved lower still in April and May and in several markets in June as well. These moves benefited long positions held by trend followers. Fixed income proved to be the most profitable asset class for the second quarter, generating gains in all three months.

In currencies, the Portfolio Funds lost money. The U.S. dollar exhibited somewhat choppy moves, falling in April, rising in May and falling again in June. The Portfolio Funds were profitable trading the British pound, but lost money in their yen and euro exposures. Losses in April and May were somewhat made up for by gains in June.

Commodity trading was difficult and generally contributed to losses. Oil markets were down initially before recovering in the second half of the second quarter on heightened concerns over the disruption of supply in Iraq. Long positions generally made money. Natural gas saw a reversal later in the quarter, falling as stock levels and the weather outlook improved, resulting in some losses. Larger losses came from the agricultural sector and especially grains. With several negative supply effects such as drought conditions and tensions in Ukraine dissipating, these markets reversed and fell, leading to losses on long positions. Metal markets also shifted direction several times, depending on strength in the Chinese economy, production levels and safe-haven demand, leading to additional losses.

In summary, equity and fixed income trends continued in the second quarter. Energy markets were also profitable. On the other hand, there was some choppiness in currencies and several commodity sectors such as grains and metals suffered mild reversals which detracted from performance. Overall, the gains outweighed losses and the quarter was profitable for the Fund.

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

The Fund experienced a net trading profit for the quarter ended March 31, 2013 of $13,803,946.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

June 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,422,683	20.29%
Currencies - Futures	1,004,116	14.32%
Currencies - Forwards	(942,699)	-13.44%
Energy	(100,646)	-1.44%
Interest rates	129,231	1.84%
Metals	7,198,399	102.69%
Stock indices	(1,700,453)	-24.26%

Total	$7,010,631	100.00%

The Fund experienced a net trading loss for the quarter ended June 30, 2013 of $18,194,187.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Portfolio Funds are speculative commodity pools. The market sensitive instruments held by the Portfolio Funds are acquired for speculative trading purposes and all or substantially all of the Portfolio Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Portfolio Funds’ main line of business.

Market movements result in frequent changes in the fair market value of the Portfolio Funds’ open positions and, consequently, in its earnings and cash flow.  The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which it trades.

The Portfolio Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund and the Portfolio Funds could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Fund’s and the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Fund and the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s and the Portfolio Funds’ experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s and the Portfolio Funds’ losses in any market sector will be limited to Value at Risk or by the Fund’s and the Portfolio Funds’ attempts to manage its market risk.

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

Each Portfolio Fund’s risk exposure in the various market sectors traded by the Trading Advisors is quantified below in terms of Value at Risk.  Due to each Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects, which would reduce the Value at Risk estimates resulting from the fact that the Portfolio Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The following information with respect to Value at Risk (“VaR”) is set forth in respect of the Portfolio Funds separately rather than for the Fund on a stand alone basis.

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the six months ended June 30, 2014 and 2013.

Lynx Class DS (1)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$892,605	2.94%	$1,149,998	$778,171
Energy	305,329	1.00%	605,597	48,094
Interest Rates	1,268,569	4.17%	2,593,058	138,334
Metals	992,727	3.27%	1,286,152	702,017
Stock Indices	574,861	1.89%	1,326,223	49,392
Currencies	758,321	2.49%	1,092,608	448,239

TOTAL	$4,792,412	15.76%	$8,053,636	$2,164,247

(1) Average capitalization of Lynx Class DS is $30,403,280.

Lynx Class DS (1)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$257,172	0.53%	$391,192	$103,785
Energy	209,221	0.43%	354,898	140,394
Interest Rates	2,370,564	4.85%	3,942,167	749,943
Metals	1,502,807	3.07%	2,971,120	752,567
Stock Indices	984,224	2.01%	1,391,451	462,165
Currencies	1,117,741	2.29%	2,241,911	540,280

TOTAL	$6,441,729	13.18%	$11,292,739	$2,749,134

(1) Average capitalization of Lynx Class DS is $48,892,900.

Transtrend Class DS (2)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,795,177	4.46%	$2,578,189	$1,227,633
Energy	1,215,830	3.02%	2,241,297	304,193
Interest Rates	1,046,122	2.60%	1,555,795	672,243
Metals	221,798	0.55%	356,217	100,870
Stock Indices	600,319	1.49%	829,187	437,184
Currencies	1,422,369	3.54%	1,816,303	1,155,744

TOTAL	$6,301,615	15.66%	$9,376,988	$3,897,867

(2) Average capitalization of Transtrend Class DS is $40,217,326.

Transtrend Class DS (2)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$446,192	0.57%	$1,068,604	$139,900
Energy	189,434	0.24%	302,042	130,858
Interest Rates	5,923,072	7.58%	8,339,014	2,400,173
Metals	1,231,810	1.58%	2,195,357	898,830
Stock Indices	297,418	0.38%	398,160	132,682
Currencies	57,686	0.07%	142,110	15,400

TOTAL	$8,145,612	10.42%	$12,445,287	$3,717,843

(2) Average capitalization of Transtrend Class DS is $78,129,294.

Aspect Class DS (3)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$396,532	1.52%	$776,764	$78,350
Energy	180,965	0.70%	319,405	66,790
Interest Rates	826,374	3.17%	1,297,702	344,468
Metals	287,475	1.10%	330,446	257,808
Stock Indices	677,125	2.60%	941,720	474,039
Currencies	201,822	0.78%	389,007	45,486

TOTAL	$2,570,293	9.87%	$4,055,044	$1,266,941

(3) Average Capitalization of Aspect Class DS is $26,037,414.

Aspect Class DS (3)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$511,271	1.05%	$1,056,765	$81,740
Energy	393,764	0.81%	574,539	207,492
Interest Rates	638,238	1.31%	1,004,272	292,219
Metals	1,261,446	2.58%	2,025,569	766,726
Stock Indices	409,567	0.84%	610,833	282,779
Currencies	1,111,089	2.27%	1,419,295	816,730

TOTAL	$4,325,375	8.86%	$6,691,273	$2,447,686

(3) Average Capitalization of Aspect Class DS is $48,882,071.

Winton Class DS (4)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,324,173	2.88%	$1,597,962	$985,857
Energy	112,785	0.25%	130,089	89,290
Interest Rates	816,471	1.78%	1,541,124	175,588
Metals	479,571	1.04%	600,780	385,687
Stock Indices	638,415	1.39%	975,763	293,670
Currencies	327,002	0.71%	393,017	278,422

TOTAL	$3,698,417	8.05%	$5,238,735	$2,208,514

(4) Average capitalization of Winton Class DS is $45,978,400.

Winton Class DS (4)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$605,948	0.73%	$1,021,669	$207,307
Energy	363,242	0.44%	426,368	259,753
Interest Rates	1,390,861	1.67%	1,848,447	837,428
Metals	792,435	0.95%	1,703,845	45,504
Stock Indices	491,367	0.59%	717,380	312,158
Currencies	1,128,784	1.36%	1,546,399	645,959

TOTAL	$4,772,637	5.74%	$7,264,108	$2,308,109

(4) Average capitalization of Winton Class DS is $83,205,198.

John Locke Class DS (5)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,139,420	4.35%	$1,973,890	$354,625
Energy	163,509	0.62%	343,274	2,466
Interest Rates	520,461	1.99%	1,045,672	50,893
Metals	400,626	1.53%	520,324	283,650
Stock Indices	785,482	3.00%	1,096,769	486,034
Currencies	650,975	2.48%	1,091,099	262,233

TOTAL	$3,660,473	13.97%	$6,071,028	$1,439,901

(5) Average capitalization of John Locke Class DS is $26,208,715.

John Locke Class DS (5)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$213,631	0.44%	$310,054	$172,907
Energy	78,496	0.16%	131,586	50,994
Interest Rates	2,656,739	5.43%	3,341,143	1,701,780
Metals	1,036,192	2.12%	2,368,059	225,150
Stock Indices	728,755	1.49%	1,501,428	37,083
Currencies	1,418,916	2.90%	1,910,826	1,153,582

TOTAL	$6,132,729	12.54%	$9,563,096	$3,341,496

(5) Average capitalization of John Locke Class DS is $48,913,964.

BlueTrend Class DS (6)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$923,733	2.21%	$1,352,379	$449,788
Energy	438,695	1.05%	755,791	233,863
Interest Rates	1,060,509	2.54%	1,769,234	609,001
Metals	124,842	0.30%	201,954	49,456
Stock Indices	650,930	1.56%	1,326,936	96,019
Currencies	1,145,434	2.74%	1,650,348	573,462

TOTAL	$4,344,143	10.40%	$7,056,642	$2,011,589

(6) Average capitalization of BlueTrend Class DS is $41,801,272.

BlueTrend Class DS (6)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$213,054	0.26%	$335,733	$83,906
Energy	637,212	0.77%	910,538	178,972
Interest Rates	4,517,384	5.45%	6,454,706	1,268,919
Metals	374,850	0.45%	971,160	121,419
Stock Indices	1,269,198	1.53%	1,720,782	389,760
Currencies	1,048,921	1.27%	2,487,994	467,267

TOTAL	$8,060,619	9.73%	$12,880,913	$2,510,243

(6) Average capitalization of BlueTrend Class DS is $82,819,194.

Tudor Tensor Class DS (7)

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$423,689	1.62%	$793,444	$187,654
Energy	361,967	1.38%	479,343	216,949
Interest Rates	323,553	1.23%	520,900	126,305
Metals	670,291	2.56%	1,098,617	247,401
Stock Indices	388,572	1.48%	848,970	87,279
Currencies	525,159	2.00%	712,222	302,493

TOTAL	$2,693,231	10.27%	$4,453,496	$1,168,081

(7) Average capitalization of Tudor Tensor Class DS is $26,205,141.

Tudor Tensor Class DS (7)

	June 30, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$560,836	1.15%	$882,779	$216,431
Energy	217,397	0.44%	440,330	20,112
Interest Rates	847,941	1.73%	1,311,407	599,154
Metals	1,950,168	3.99%	2,288,537	1,260,260
Stock Indices	778,855	1.59%	1,186,446	326,242
Currencies	221,287	0.45%	407,414	108,836

TOTAL	$4,576,484	9.35%	$6,516,913	$2,531,035

(7) Average capitalization of Tudor Tensor Class DS is $48,898,052.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Portfolio Funds.  The magnitude of the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund and the Portfolio Funds to incur severe losses over a short period of time. Even comparatively minor losses could cause MLAI to further deleverage or terminate the Partnership’s and the Portfolio Funds’ trading. Even comparatively minor trading losses could cause MLAI to further deleverage or terminate the Portfolio Fund’s trading. The foregoing Value at Risk tables — as well as the past performance of the Fund and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Portfolio Funds have non-trading market risk on their foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are typically immaterial.

The Portfolio Funds also have non-trading market risk on the approximately 90% of their assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Portfolio Funds — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Fund and for the trading conducted through Portfolio Funds to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the Portfolio Funds’ Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Portfolio Funds have begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic risk control procedures consist of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Trading Advisors.

Risk Management

The Portfolio Funds’ Trading Advisors attempt to control risk in the investment process — from confirmation of a trend to determining the exposure in a given market. The Trading Advisors check the accuracy of market data, and typically will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, the Trading Advisors seek to control overall risk as well as the risk of any one position, and the Trading Advisors trade only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry. The Trading Advisors factor the point of exit into the decision to enter (stop loss).  The size of Portfolio Fund’s positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for performance, proprietary research is conducted on an ongoing basis to refine the Portfolio Funds’ investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The Trading Advisors may vary the weighting at their discretion as market conditions, liquidity, position limit considerations and other factors warrant.

The Trading Advisors may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, the Trading Advisors at their sole discretion may override computer-generated signals and may at times use discretion in the application of their quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of each Trading Advisor’s investment strategy.  At its discretion, the Trading Advisor may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.  Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions.

Non-Trading Risk

The Portfolio Funds control the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week and more frequently if a particular foreign currency balance becomes unusually high.

The Portfolio Funds have cash flow interest rate risk on its cash on deposit with MLPF&S and in that declining interest rates would cause the income from such cash to decline.  However, a certain amount of cash or cash equivalents must be held by the Portfolio Funds in order to facilitate margin payments and pay expenses and redemptions.  MLAI does not take any steps to limit the cash flow risk on the cash held on deposit at MLPF&S.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.0369
1/16/2014	—	—	1.0154
2/01/2014	—	—	0.9920
2/16/2014	39,600	39,996	0.9901
3/01/2014	—	—	1.0116
3/16/2014	55,440	56,130	0.9877
4/01/2014	—	—	0.9905
4/16/2014	—	—	0.9871
5/01/2014	118,950	119,452	0.9958
5/16/2014	—	—	0.9970
6/01/2014	—	—	1.0221
6/16/2014	—	—	1.0288
7/01/2014	—	—	1.0324

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$157,000	154,909	$1.0135
1/16/2014	182,000	183,449	0.9921
2/01/2014	440,000	454,123	0.9689
2/16/2014	181,000	187,254	0.9666
3/01/2014	615,000	622,974	0.9872
3/16/2014	617,000	640,374	0.9635
4/01/2014	903,000	934,976	0.9658
4/16/2014	186,000	193,347	0.9620
5/01/2014	125,000	128,853	0.9701
5/16/2014	101,000	104,027	0.9709
6/01/2014	172,000	172,864	0.9950
6/16/2014	85,000	84,907	1.0011
7/01/2014	112,000	111,543	1.0041

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.2809
1/16/2014	—	—	1.2551
2/01/2014	—	—	1.2270
2/16/2014	—	—	1.2254
3/01/2014	—	—	1.2528
3/16/2014	—	—	1.2240
4/01/2014	—	—	1.2282
4/16/2014	—	—	1.2247
5/01/2014	—	—	1.2363
5/16/2014	—	—	1.2386
6/01/2014	—	—	1.2706
6/16/2014	—	—	1.2798
7/01/2014	—	—	1.2850

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1115
1/16/2014	—	—	1.0887
2/01/2014	—	—	1.0638
2/16/2014	—	—	1.0619
3/01/2014	107,000	98,599	1.0852
3/16/2014	31,000	29,254	1.0597
4/01/2014	74,328	69,929	1.0629
4/16/2014	—	—	1.0594
5/01/2014	—	—	1.0689
5/16/2014	—	—	1.0704
6/01/2014	—	—	1.0975
6/16/2014	—	—	1.1049
7/01/2014	—	—	1.1089

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$45,000	47,554	$0.9463
1/16/2014	—	—	0.9272
2/01/2014	—	—	0.9065
2/16/2014	30,000	33,138	0.9053
3/01/2014	7,199,070	7,778,573	0.9255
3/16/2014	26,000	28,755	0.9042
4/01/2014	—	—	0.9074
4/16/2014	56,000	61,892	0.9048
5/01/2014	58,000	63,506	0.9133
5/16/2014	—	—	0.9150
6/01/2014	10,000	10,654	0.9386
6/16/2014	—	—	0.9454
7/01/2014	—	—	0.9492

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 2.5%. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to any sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                Are filed herewith.

32.01 and

32.02                                            Section 1350 Certifications

Exhibit 32.01

and 32.02                    Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)