Form 10-Q
period 2014-09-30
Systematic Momentum FuturesAccess LLC
filed 2014-11-14
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52505

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	30-0408280
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

(Former name, former address or former fiscal year, if changed since last report)

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

As of September 30, 2014, 197,859,176 units of limited liability company interest were outstanding.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS:

Cash	$134,755	$364,271
Investment in Portfolio Funds (Cost $201,301,804 for 2014 and $310,987,490 for 2013)	213,321,723	297,556,960
Receivable from Portfolio Funds	4,019,899	15,633,240

TOTAL ASSETS	$217,476,377	$313,554,471

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$368,463	$540,195
Redemptions payable	3,023,049	15,194,904
Other liabilities	373,517	537,344

Total liabilities	3,765,029	16,272,443

MEMBERS’ CAPITAL:
Members’ Interest (197,859,176 Units and 287,991,182 Units outstanding; unlimited Units authorized)	213,711,348	297,282,028
Total members’ capital	213,711,348	297,282,028

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$217,476,377	$313,554,471

NET ASSET VALUE PER UNIT:

Class A	$1.0962	$1.0369
Class C	$1.0635	$1.0135
Class D	$1.3696	$1.2809
Class I	$1.1787	$1.1115
Class M	$1.0117	$0.9463

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
TRADING PROFIT (LOSS):

Realized, net	$666,622	$(3,247,540)	$(13,189,842)	$(9,739,700)
Change in unrealized, net	13,004,757	(13,982,923)	25,450,449	(11,881,004)

Total trading profit (loss), net	13,671,379	(17,230,463)	12,260,607	(21,620,704)

EXPENSES:
Sponsor fee	1,109,245	2,005,610	3,737,942	6,999,810
Other	142,523	214,375	565,791	787,369
Total expenses	1,251,768	2,219,985	4,303,733	7,787,179

NET INVESTMENT INCOME (LOSS)	(1,251,768)	(2,219,985)	(4,303,733)	(7,787,179)

NET INCOME (LOSS)	$12,419,611	$(19,450,448)	$7,956,874	$(29,407,883)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	30,268,113	61,048,025	35,664,355	68,034,488
Class C	146,441,390	270,392,580	170,375,121	299,162,458
Class D	3,270,754	12,435,493	6,364,671	13,670,933
Class I	16,558,174	27,095,915	17,644,427	31,538,144
Class D1*	—	6,606,357	—	8,709,379
Class M	10,127,075	9,457,431	9,337,568	11,194,802

Net income (loss) per weighted average Unit
Class A	$0.0622	$(0.0490)	$0.0371	$(0.0439)
Class C	$0.0580	$(0.0504)	$0.0287	$(0.0456)
Class D	$0.0846	$(0.0558)	$(0.0030)	$(0.0508)
Class I	$0.0695	$(0.0511)	$0.0567	$(0.0439)
Class D1*	$—	$(0.0482)	$—	$(0.0366)
Class M	$0.0612	$(0.0457)	$0.0814	$(0.0386)

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014
Class A	79,916,267	1,414,022	(23,557,151)	57,773,138	44,919,355	215,578	(16,623,234)	28,511,699
Class C	343,220,887	6,925,648	(97,528,365)	252,618,170	208,733,990	4,368,814	(73,002,351)	140,100,453
Class D	20,632,689	875,693	(9,472,338)	12,036,044	10,103,544	—	(6,832,791)	3,270,753
Class I	37,664,971	1,012,330	(13,503,422)	25,173,879	19,789,101	197,782	(3,841,697)	16,145,186
Class D1*	11,727,979	375,761	(5,604,390)	6,499,350	—	—	—	—
Class M	12,456,679	517,090	(7,801,406)	5,172,363	4,445,192	8,084,640	(2,698,747)	9,831,085

Total Members’ Units	505,619,472	11,120,544	(157,467,072)	359,272,944	287,991,182	12,866,814	(102,998,820)	197,859,176

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014
Class A	$85,424,977	$1,524,900	$(25,333,475)	$(4,257,545)	$57,358,857	$46,575,864	$213,990	$(16,859,444)	$1,324,252	$31,254,662
Class C	362,231,029	7,341,999	(102,152,195)	(21,644,162)	245,776,671	211,561,932	4,274,000	(71,725,274)	4,890,506	149,001,164
Class D	26,839,468	1,106,000	(12,567,666)	(671,001)	14,706,801	12,941,674	—	(8,442,972)	(19,153)	4,479,549
Class I	42,987,295	1,179,730	(15,446,287)	(1,954,814)	26,765,924	21,996,156	212,328	(4,180,050)	1,001,167	19,029,601
Class D1*	13,615,676	420,391	(6,682,414)	(266,091)	7,087,562	—	—	—	—	—
Class M	11,971,319	502,000	(7,190,031)	(614,270)	4,669,018	4,206,402	7,481,070	(2,501,202)	760,102	9,946,372

Total Members’ Capital	$543,069,764	$12,075,020	$(169,372,068)	$(29,407,883)	$356,364,833	$297,282,028	$12,181,388	$(103,708,942)	$7,956,874	$213,711,348

*Units liquidated as of December 31, 2013.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0324	$1.0041	$1.2850	$1.1089	$0.9492

Net realized and net change in unrealized trading profit (loss)	0.0685	0.0665	0.0855	0.0736	0.0631
Expenses (b)	(0.0047)	(0.0071)	(0.0009)	(0.0038)	(0.0006)

Net asset value, end of period	$1.0962	$1.0635	$1.3696	$1.1787	$1.0117

Total Return: (a) (c)

Total return	6.18%	5.92%	6.58%	6.29%	6.58%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.44%	0.70%	0.07%	0.34%	0.07%

Net investment income (loss)	-0.44%	-0.70%	-0.07%	-0.34%	-0.07%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios and total return are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0369	$1.0135	$1.2809	$1.1115	$0.9463

Net realized and net change in unrealized trading profit (loss)	0.0732	0.0709	0.0916	0.0787	0.0676
Expenses (b)	(0.0139)	(0.0209)	(0.0029)	(0.0115)	(0.0022)

Net asset value, end of period	$1.0962	$1.0635	$1.3696	$1.1787	$1.0117

Total Return: (a) (c)

Total return	5.72%	4.93%	6.92%	6.04%	6.92%

Ratios to Average Member’s Capital: (b)(c)

Expenses	1.36%	2.11%	0.23%	1.06%	0.23%

Net investment income (loss)	-1.36%	-2.11%	-0.23%	-1.06%	-0.23%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios and total return are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0422	$1.0239	$1.2779	$1.1150	$1.1405	$0.9441

Net realized and net change in unrealized trading profit (loss)	(0.0450)	(0.0442)	(0.0553)	(0.0482)	(0.0494)	(0.0408)
Expenses (b)	(0.0044)	(0.0068)	(0.0007)	(0.0036)	(0.0006)	(0.0006)

Net asset value, end of period	$0.9928	$0.9729	$1.2219	$1.0632	$1.0905	$0.9027

Total Return: (a) (c)

Total return	-4.74%	-4.98%	-4.38%	-4.64%	-4.38%	-4.38%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.43%	0.68%	0.05%	0.33%	0.05%	0.05%

Net investment income (loss)	-0.43%	-0.68%	-0.05%	-0.33%	-0.05%	-0.05%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios and total return are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class D1	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0689	$1.0554	$1.3008	$1.1413	$1.1609	$0.9610

Net realized and net change in unrealized trading profit (loss)	(0.0623)	(0.0611)	(0.0767)	(0.0667)	(0.0685)	(0.0567)
Expenses (b)	(0.0138)	(0.0214)	(0.0022)	(0.0114)	(0.0019)	(0.0016)

Net asset value, end of period	$0.9928	$0.9729	$1.2219	$1.0632	$1.0905	$0.9027

Total Return: (a) (c)

Total return	-7.12%	-7.81%	-6.07%	-6.84%	-6.07%	-6.07%

Ratios to Average Member’s Capital: (b)(c)

Expenses	1.29%	2.04%	0.17%	0.99%	0.17%	0.17%

Net investment income (loss)	-1.29%	-2.04%	-0.17%	-0.99%	-0.17%	-0.17%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios and total return are not annualized.

See notes to financial statements.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Systematic Momentum FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced operations on April 2, 2007.  The Fund operates as a “fund of funds”, allocating and reallocating its capital, under the direction of Merrill Lynch Alternative Investments LLC (“MLAI”, or “Sponsor” or “Managing Member”), the sponsor and manager of the Fund, among underlying FuturesAccess Funds (each a “Portfolio Fund”, and collectively the “Portfolio Funds”) (See Note 2).  Presently there are seven Portfolio Funds.  MLAI is the sponsor and manager of the Portfolio Funds.

MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Portfolio Funds. MLAI may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Portfolio Funds. MLAI may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds. Each trading advisor for the Portfolio Funds participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.                          INVESTMENTS IN PORTFOLIO FUNDS

The seven Portfolio Funds in which the Fund is invested in as of September 30, 2014 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor”) and ML Winton FuturesAccess LLC (“Winton”). Each of the Portfolio Funds uses a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”). MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

The investment transactions were accounted for on trade date. The investments in the Portfolio Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, MLAI utilized the net asset value of the underlying Portfolio Funds which approximates fair value. The fair value was net of all fees relating to the Portfolio Funds, paid or accrued. Additionally, MLAI monitored the performance of the Portfolio Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Portfolio Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Portfolio Funds’ respective Trading Advisors.

The details of investments in Portfolio Funds at and for the nine month period ended September 30, 2014 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 09/30/14	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.05%	$34,291,379	$4,147,200	$30,813,362	$(454,794)	$(39,054)	Semi -Monthly
Altis*	0.00%	—	(2,921,043)	—	(136,040)	—	Semi -Monthly
Winton	20.01%	42,762,278	1,606,881	36,458,308	(683,033)	(428,881)	Semi -Monthly
Aspect	11.03%	23,575,322	1,075,717	22,418,200	(384,130)	—	Semi -Monthly
John Locke	11.03%	23,575,323	2,733,624	22,761,824	(385,513)	—	Semi -Monthly
BlueTrend	15.63%	33,393,931	1,091,084	35,511,372	(603,198)	—	Monthly
Tudor	11.03%	23,575,323	999,261	24,986,256	(384,066)	—	Semi -Monthly
Lynx	15.04%	32,148,167	3,527,883	28,352,482	(477,326)	(996,854)	Semi -Monthly

	99.82%	$213,321,723	$12,260,607	$201,301,804	$(3,508,100)	$(1,464,789)

*Altis liquidated as of March 31, 2014

The details of investments in Portfolio Funds at and for the year ended December 31, 2013 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/13	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.01%	$47,609,112	$(1,133,475)	$48,383,987	$(1,377,170)	$—	Semi -Monthly
Altis	10.01%	29,755,695	(994,297)	40,493,981	(860,493)	—	Semi -Monthly
Winton	17.02%	50,584,682	4,851,535	42,814,840	(1,470,171)	(370,016)	Semi -Monthly
Aspect	10.01%	29,755,695	(1,840,897)	29,271,612	(859,787)	—	Semi -Monthly
John Locke	10.01%	29,755,701	(770,711)	32,368,986	(860,679)	—	Semi -Monthly
BlueTrend	17.02%	50,584,682	(7,091,153)	54,095,167	(1,475,532)	(89,462)	Monthly
Tudor	10.01%	29,755,698	(1,856,365)	33,877,844	(859,774)	—	Semi -Monthly
Lynx	10.01%	29,755,695	2,933,172	29,681,073	(863,779)	(12,671)	Semi -Monthly

	100.10%	$297,556,960	$(5,902,191)	$310,987,490	$(8,627,385)	$(472,149)

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital. These investments are recorded at fair value. The following is summarized financial information for each of the Portfolio Funds:

	As of September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect	$143,921,012	$14,391,446	$129,529,566
BlueTrend	93,311,150	8,320,821	84,990,329
John Locke	25,215,223	1,639,900	23,575,323
Lynx	47,951,675	4,388,666	43,563,009
Transtrend	74,719,967	4,407,558	70,312,409
Tudor	27,290,604	3,715,281	23,575,323
Winton	969,883,428	57,110,489	912,772,939

Total	$1,382,293,059	$93,974,161	$1,288,318,898

	As of December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Altis	$33,042,864	$3,287,169	$29,755,695
Aspect	181,942,358	14,724,863	167,217,495
BlueTrend	131,419,686	17,583,690	113,835,996
John Locke	32,726,435	3,558,220	29,168,215
Lynx	33,893,952	4,138,257	29,755,695
Transtrend	99,784,514	13,453,024	86,331,490
Tudor	32,579,317	3,481,973	29,097,344
Winton	1,017,995,743	39,646,338	978,349,405

Total	$1,563,384,869	$99,873,534	$1,463,511,335

	For the nine months ended September 30, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis*	$(2,692,878)	$(50,824)	$(177,341)	$(2,921,043)
Aspect	8,619,753	(412,821)	(4,131,709)	4,075,223
BlueTrend	5,387,299	(417,590)	(2,449,658)	2,520,051
John Locke	3,405,824	(176,203)	(495,997)	2,733,624
Lynx	7,446,393	(161,271)	(2,020,729)	5,264,393
Transtrend	10,391,804	(442,733)	(1,552,613)	8,396,458
Tudor	1,846,629	(398,290)	(449,078)	999,261
Winton	60,450,846	(908,716)	(34,648,215)	24,893,915

Total	$94,855,670	$(2,968,448)	$(45,925,340)	$45,961,882

	For the nine months ended September 30, 2013
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis	$(462,753)	$(218,816)	$(799,101)	$(1,480,670)
Aspect	(13,380,664)	(643,556)	(8,224,782)	(22,249,002)
BlueTrend	(13,703,267)	(601,231)	(3,330,317)	(17,634,815)
John Locke	(1,992,604)	(263,817)	(802,235)	(3,058,656)
Lynx	(775)	(192,853)	(865,760)	(1,059,388)
Transtrend	(5,006,136)	(634,125)	(2,635,885)	(8,276,146)
Tudor	(433,906)	(1,165,138)	(799,152)	(2,398,196)
Winton	32,731,028	(1,029,682)	(29,966,395)	1,734,951

Total	$(2,249,077)	$(4,749,218)	$(47,423,627)	$(54,421,922)

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds. As the Fund can transact with the Portfolio Funds on a monthly basis, the Fund determined that its investments in these Portfolio Funds in this case, would be classified as Level II. Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level for the periods presented.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

September 30, 2014	$213,321,723	$—	$213,321,723	$—
December 31, 2013	$297,556,960	$—	$297,556,960	$—

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Portfolio Funds’ Unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition of the Portfolio Funds. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Portfolio Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the respective Trading Advisor’s monitoring, with the market risk controls being applied by the respective Trading Advisors.

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

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2014, and 2013 amounted to $10,632 and $24,130, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2014 and 2013 amounted to $36,921 and $73,659, respectively, of which $6,155 and $10,835 was payable to the Transfer Agent as of September 30, 2014 and December 31, 2013, respectively.

Sponsor fees as presented on the Statements of Operations are paid to a related party.

6.                          SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption values and to report performance to investors is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917	$1.1043	$1.1196	$1.1179	$1.0775	$1.0378	$1.0422	$1.0452	$1.0288	$1.0193	$1.0013	$1.0223	$0.9928
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905	$0.9871	$0.9958	$0.9970	$1.0221	$1.0288	$1.0324	$1.0279	$1.0222	$1.0429	$1.0746	$1.0640	$1.0962

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752	$1.0871	$1.1017	$1.0996	$1.0594	$1.0199	$1.0239	$1.0264	$1.0098	$1.0001	$0.9820	$1.0023	$0.9729
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658	$0.9620	$0.9701	$0.9709	$0.9950	$1.0011	$1.0041	$0.9993	$0.9934	$1.0131	$1.0435	$1.0327	$1.0635

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336	$1.3498	$1.3693	$1.3681	$1.3194	$1.2716	$1.2779	$1.2823	$1.2630	$1.2521	$1.2308	$1.2574	$1.2219
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282	$1.2247	$1.2363	$1.2386	$1.2706	$1.2798	$1.2850	$1.2802	$1.2739	$1.3006	$1.3409	$1.3285	$1.3696

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668	$1.1804	$1.1970	$1.1954	$1.1523	$1.1101	$1.1150	$1.1184	$1.1010	$1.0910	$1.0719	$1.0947	$1.0632
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629	$1.0594	$1.0689	$1.0704	$1.0975	$1.1049	$1.1089	$1.1043	$1.0983	$1.1208	$1.1551	$1.1439	$1.1787

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902	$1.2046	$1.2221	$1.2210	$1.1776	$1.1349	$1.1405	$1.1445	$1.1272	$1.1175	$1.0984	$1.1222	$1.0905
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852	$0.9972	$1.0117	$1.0108	$0.9748	$0.9394	$0.9441	$0.9474	$0.9331	$0.9250	$0.9093	$0.9289	$0.9027
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074	$0.9048	$0.9133	$0.9150	$0.9386	$0.9454	$0.9492	$0.9457	$0.9411	$0.9608	$0.9906	$0.9814	$1.0117

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

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions. In the event that positions were liquidated to fund redemptions, MLAI, as the manager of the Portfolio Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the respective Trading Advisor would determine, in its discretion which investments should be liquidated.

For the nine months ended September 30, 2014 the Fund’s capital decreased 28.11% from $297,282,028 to $213,711,348.  This decrease was attributable to the net profit from operations of $7,956,874, coupled with the redemption of 102,998,820 Redeemable Units resulting in an outflow of $103,708,942.  The cash outflow was offset with cash inflow of $12,181,388 due to subscriptions of 12,866,814 Units.  Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Portfolio Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Portfolio Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Portfolio Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to September 30, 2014

January 1, 2014 to March 31, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2014:

March 31, 2014

		Percent of
Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Net Unrealized Profit (Loss) on Open Positions

Agriculture	2,117,741	47.63%
Currencies - Futures	95,667	2.15%
Currencies - Forwards	828,532	18.63%
Energy	(186,834)	-4.20%
Interest rates	253,043	5.69%
Metals	(205,062)	-4.61%
Stock indices	1,543,252	34.71%

Total	$4,446,339	100.00%

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

April 1, 2014 to June 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of June 30, 2014:

June 30, 2014

		Percent of
Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Net Unrealized Profit (Loss) on Open Positions

Agriculture	335,233	5.58%
Currencies - Futures	543,442	9.05%
Currencies - Forwards	(53,380)	-0.89%
Energy	701,193	11.67%
Interest rates	3,178,992	52.91%
Metals	286,607	4.77%
Stock indices	1,016,048	16.91%

Total	$6,008,135	100.00%

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

In equity indices, the Portfolio Funds came into the second quarter with long exposure, with positions across geographies. While the first quarter had not necessarily seen the strong upward trends in global equity prices continue, there had not been any significant reversals either. As such, trend followers generally kept their positioning from year end. Exposures were greatest in U.S. and European indices. The upward trend in equities resumed to some extent in the second quarter with many markets rising in late April. These moves were beneficial to long positions. The asset class had losses in April, but was profitable in both May and June as markets rose.

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

July 1, 2014 to September 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of September 30, 2014:

September 30, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	2,805,983	41.79%
Currencies - Futures	1,507,123	22.45%
Currencies - Forwards	(779,389)	-11.61%
Energy	1,667,480	24.84%
Interest rates	905,799	13.49%
Metals	1,314,972	19.59%
Stock indices	(708,170)	-10.55%

Total	$6,713,798	100.00%

The Fund experienced a net trading profit for the quarter ended September 30, 2014 of $13,671,379.

In the third quarter, managed futures and trend following strategies had positive performance. Returns were negative in July, but August and September were strong months. Continuing trends in fixed income and new trends in the currency and commodity sectors drove performance. A slight reversal in equity indices resulted in small offsetting losses.

References herein to the trading, portfolios and performance of the Portfolio Funds refer to such trading, portfolios and performance generally across the Portfolio Funds.

In equity indices, the Portfolio Funds came into the third quarter with long exposure, with positions across geographies. The largest exposures were in U.S. and European indices. These positions were due to the upward trend in the asset class which had generally continued during the second quarter. During the third quarter, this trend weakened, with global growth concerns starting to weigh on markets. September was a down month for many equity indices and gains from earlier in the quarter were given back. The sector ended with small losses for the Fund.

In fixed income, the Portfolio Funds had long positioning with both rates and bonds having generally falling yields. The moves were especially large in August, resulting in profits for the Portfolio Funds.

Yields rose slightly in September, leading to a small give back of earlier gains, but fixed income ended up being a strong driver of performance for the Portfolio Funds in the quarter overall.

Currencies also performed strongly. Diverging economic performance and central bank policies were important factors in driving currencies during the third quarter. A decently performing U.S. economy relative to much of the rest of the world meant that the U.S. dollar strengthened against most foreign currencies. The Portfolio Funds generally adopted a long U.S. dollar bias and made profits being short currencies like the euro and yen which weakened consistently through the third quarter.

Commodities were another bright spot for the Portfolio Funds. The strength in the U.S. dollar and the slow weakening of the global economy were among the factors that led to many commodities falling over the course of the third quarter. Supply and demand factors such as dissipating tensions around the Ukraine situation, higher global oil production and reports of strong harvests in many grain markets also played a role. The Portfolio Funds were generally long commodity markets coming into July, but moved to a short stance by the end of August with minimal losses. As the downward trends in the asset class accelerated in September, the Portfolio Funds were well positioned to benefit from them. Falling prices in oil markets, precious metals, grains and softs all contributed positively to performance.

In summary, fixed income trends generally continued in the third quarter. The Portfolio Funds also took advantage of relatively newer downward trends in currencies and commodities. Slight reversals in equity indices mildly detracted from performance. Overall, the third quarter was profitable for the Fund.

January 1, 2013 to September 30, 2013

January 1, 2013 to March 31, 2013

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund Level and the allocation to each underlying Portfolio Fund as of March 31, 2013:

March 31, 2013

		Percent of
Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Net Unrealized Profit (Loss) on Open Positions

Agriculture	1,349,564	17.51%
Currencies - Futures	(872,803)	-11.32%
Currencies - Forwards	(225,284)	-2.92%
Energy	221,595	2.88%
Interest rates	6,897,606	89.49%
Metals	(86,731)	-1.13%
Stock indices	423,517	5.49%

Total	$7,707,464	100.00%

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

June 30, 2013

		Percent of
Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Net Unrealized Profit (Loss) on Open Positions

Agriculture	1,422,683	20.29%
Currencies - Futures	1,004,116	14.32%
Currencies - Forwards	(942,699)	-13.44%
Energy	(100,646)	-1.44%
Interest rates	129,231	1.84%
Metals	7,198,399	102.69%
Stock indices	(1,700,453)	-24.26%

Total	$7,010,631	100.00%

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

September 30, 2013

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,882,495	-125.46%
Currencies - Futures	1,422,884	-94.83%
Currencies - Forwards	(96,408)	6.43%
Energy	(1,115,772)	74.36%
Interest rates	715,852	-47.71%
Metals	(2,694,024)	179.55%
Stock indices	(1,615,466)	107.66%

Total	$(1,500,439)	100.00%

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

Market movements result in frequent changes in the fair market value of the Portfolio Funds’ open positions and, consequently, in earnings and cash flow.  The Portfolio Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Portfolio Funds’ open positions and the liquidity of the markets in which their trade.

The Portfolio Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s and the Portfolio Funds’ past performance is not necessarily indicative of their future results.

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

Each Portfolio Fund’s risk exposure in the various market sectors traded by the Portfolio Funds is quantified below in terms of Value at Risk.  Due to each Portfolio Fund’s fair value accounting, any loss in the fair value of the Portfolio Fund’s open positions is directly reflected in the Portfolio Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following tables indicate the average, highest, and lowest trading Value at Risk associated with the Portfolio Funds’ open positions by market category for the nine month periods ended September 30, 2014 and 2013.

Lynx Class DS (1)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,116,376	3.62%	$1,713,090	$782,297
Energy	323,401	1.05%	608,808	48,349
Interest Rates	1,137,567	3.69%	2,606,806	139,067
Metals	1,022,885	3.31%	1,292,971	705,739
Stock Indices	385,273	1.25%	1,333,254	—
Currencies	968,819	3.14%	1,522,785	450,616

TOTAL	$4,954,321	16.06%	$9,077,714	$2,126,068

(1) Average capitalization of Lynx Class DS is $30,856,316.

Lynx Class DS (1)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$410,083	0.59%	$426,033	$400,494
Energy	725,401	1.04%	753,616	708,439
Interest Rates	3,267,876	4.70%	3,394,980	3,191,460
Metals	1,457,829	2.10%	1,514,532	1,423,739
Stock Indices	2,380,002	3.42%	2,472,572	2,324,348
Currencies	1,483,234	2.13%	1,540,924	1,448,550

TOTAL	$9,724,425	13.98%	$10,102,657	$9,497,030

(1) Average capitalization of Lynx Class DS is $69,508,704.

Transtrend Class DS (2)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,763,098	4.61%	$2,519,058	$1,199,478
Energy	798,118	2.09%	2,189,892	17,292
Interest Rates	846,501	2.21%	1,520,113	463,761
Metals	882,513	2.31%	2,393,120	98,556
Stock Indices	522,605	1.37%	810,169	369,621
Currencies	1,016,122	2.66%	1,774,646	251,781

TOTAL	$5,828,957	15.25%	$11,206,998	$2,400,489

(2) Average capitalization of Transtrend Class DS is $38,241,460.

Transtrend Class DS (2)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$390,816	0.54%	$1,039,800	$136,129
Energy	226,244	0.31%	338,472	127,331
Interest Rates	4,377,630	6.00%	8,114,237	1,463,565
Metals	2,336,728	3.20%	5,035,408	874,602
Stock Indices	378,599	0.52%	608,003	129,106
Currencies	298,805	0.41%	855,961	14,985

TOTAL	$8,008,822	10.98%	$15,991,881	$2,745,718

(2) Average capitalization of Transtrend Class DS is $72,927,464.

Aspect Class DS (3)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$575,830	2.29%	$1,020,001	$76,810
Energy	262,830	1.05%	465,620	65,476
Interest Rates	737,233	2.94%	1,272,181	337,694
Metals	216,797	0.86%	323,947	78,409
Stock Indices	533,114	2.12%	923,200	245,606
Currencies	221,331	0.88%	381,357	44,591

TOTAL	$2,547,135	10.14%	$4,386,306	$848,586

(3) Average capitalization of Aspect Class DS is $25,095,563.

Aspect Class DS (3)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$398,976	0.87%	$1,033,787	$79,962
Energy	322,632	0.71%	562,047	181,730
Interest Rates	907,501	1.99%	1,572,861	285,865
Metals	1,361,207	2.99%	1,981,526	750,055
Stock Indices	268,902	0.59%	597,552	4,953
Currencies	766,729	1.68%	1,388,435	116,244

TOTAL	$4,025,947	8.83%	$7,136,208	$1,418,809

(3) Average capitalization of Aspect Class DS is $45,600,880.

Winton Class DS (4)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,112,843	2.48%	$1,600,643	$655,249
Energy	280,101	0.62%	641,298	89,440
Interest Rates	879,621	1.96%	1,543,709	175,883
Metals	598,590	1.34%	871,642	386,334
Stock Indices	600,599	1.34%	977,400	294,163
Currencies	302,474	0.67%	393,676	241,102

TOTAL	$3,774,228	8.41%	$6,028,368	$1,842,171

(4) Average capitalization of Winton Class DS is $44,836,970.

Winton Class DS (4)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$454,660	0.59%	$903,626	$183,355
Energy	274,827	0.35%	377,106	172,609
Interest Rates	1,137,876	1.47%	1,634,878	740,672
Metals	1,061,026	1.37%	1,872,901	40,247
Stock Indices	397,534	0.51%	634,494	276,091
Currencies	925,975	1.19%	1,367,729	571,325

TOTAL	$4,251,898	5.48%	$6,790,734	$1,984,299

(4) Average capitalization of Winton Class DS is $77,617,361.

John Locke Class DS (5)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,050,392	4.15%	$1,973,890	$354,625
Energy	471,739	1.86%	1,140,217	2,466
Interest Rates	578,157	2.28%	1,045,672	50,893
Metals	284,958	1.13%	520,324	48,939
Stock Indices	624,280	2.47%	1,096,769	275,510
Currencies	437,436	1.73%	1,091,099	9,454

TOTAL	$3,446,962	13.62%	$6,867,971	$741,887

(5) Average capitalization of John Locke Class DS is $25,305,264.

John Locke Class DS (5)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$250,533	0.55%	$355,403	$172,907
Energy	80,589	0.18%	131,586	50,994
Interest Rates	1,878,036	4.12%	3,341,143	286,357
Metals	1,755,805	3.85%	3,501,054	225,150
Stock Indices	763,623	1.67%	1,501,428	37,083
Currencies	1,042,106	2.28%	1,910,826	257,649

TOTAL	$5,770,692	12.65%	$10,741,440	$1,030,140

(5) Average capitalization of John Locke Class DS is $45,636,561.

BlueTrend Class DS (6)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$925,554	2.35%	$1,343,852	$446,952
Energy	410,574	1.04%	751,025	232,389
Interest Rates	1,005,781	2.56%	1,758,078	605,161
Metals	97,221	0.25%	200,681	39,825
Stock Indices	666,343	1.69%	1,318,568	95,413
Currencies	940,668	2.39%	1,639,941	498,870

TOTAL	$4,046,141	10.28%	$7,012,145	$1,918,610

(6) Average capitalization of BlueTrend Class DS is $39,361,868.

BlueTrend Class DS (6)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$210,282	0.27%	$297,985	$74,472
Energy	602,340	0.78%	808,162	158,849
Interest Rates	3,555,231	4.60%	5,728,975	1,126,249
Metals	832,740	1.08%	1,993,315	107,767
Stock Indices	759,280	0.98%	1,527,307	21,374
Currencies	874,584	1.13%	2,208,258	414,730

TOTAL	$6,834,457	8.84%	$12,564,002	$1,903,441

(6) Average capitalization of BlueTrend Class DS is $77,208,936.

Tudor Tensor Class DS (7)

September 30, 2014

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$332,246	1.31%	$793,444	$147,798
Energy	369,434	1.46%	479,343	216,949
Interest Rates	275,396	1.09%	520,900	126,305
Metals	889,568	3.52%	1,346,464	247,401
Stock Indices	350,000	1.38%	848,970	87,279
Currencies	497,011	1.97%	712,222	302,493

TOTAL	$2,713,655	10.73%	$4,701,343	$1,128,225

(7) Average capitalization of Tudor Tensor Class DS is $25,287,364.

Tudor Tensor Class DS (7)

September 30, 2013

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$429,905	0.94%	$882,779	$164,443
Energy	294,717	0.65%	465,942	20,112
Interest Rates	946,648	2.07%	1,311,407	599,154
Metals	1,680,681	3.68%	2,288,537	1,117,235
Stock Indices	639,749	1.40%	1,186,446	326,242
Currencies	197,185	0.43%	407,414	108,836

TOTAL	$4,188,885	9.17%	$6,542,525	$2,336,022

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

The Portfolio Funds also have non-trading market risk on approximately 90% of their assets which are held in cash at MLPF&S and MLI. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

Risk Management

Trading Advisors often adopt risk management principles or practices designed to limit losses to their trading programs. These principles typically restrict the size of positions taken as well as establishing stop-loss points at which losing positions are liquidated. However, there can be no assurance that “stop loss” policies will be effective to limit losses, as it may not be possible to execute the transaction necessary to close out a position against which the market is moving. In particular, certain futures markets impose “daily limits” which restrict the maximum price movement, both up and down, of a particular futures contract during any given day. Once the “daily limit” has been reached, it may be difficult, if not impossible, to liquidate an open position against which the market is moving. No risk control technique can assure that substantial, or even total, losses will be avoided.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.0369
1/16/2014	—	—	1.0154
2/01/2014	—	—	0.9920
2/16/2014	39,600	39,996	0.9901
3/01/2014	—	—	1.0116
3/16/2014	55,440	56,130	0.9877
4/01/2014	—	—	0.9905
4/16/2014	—	—	0.9871
5/01/2014	118,950	119,452	0.9958
5/16/2014	—	—	0.9970
6/01/2014	—	—	1.0221
6/16/2014	—	—	1.0288
7/01/2014	—	—	1.0324
7/16/2014	—	—	1.0279
8/01/2014	—	—	1.0222
8/16/2014	—	—	1.0429
9/01/2014	—	—	1.0746
9/16/2014	—	—	1.0640
10/01/2014	588,000	536,398	1.0962

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$157,000	154,909	$1.0135
1/16/2014	182,000	183,449	0.9921
2/01/2014	440,000	454,123	0.9689
2/16/2014	181,000	187,254	0.9666
3/01/2014	615,000	622,974	0.9872
3/16/2014	617,000	640,374	0.9635
4/01/2014	903,000	934,976	0.9658
4/16/2014	186,000	193,347	0.9620
5/01/2014	125,000	128,853	0.9701
5/16/2014	101,000	104,027	0.9709
6/01/2014	172,000	172,864	0.9950
6/16/2014	85,000	84,907	1.0011
7/01/2014	112,000	111,543	1.0041
7/16/2014	152,000	152,106	0.9993
8/01/2014	125,000	125,830	0.9934
8/16/2014	40,000	39,483	1.0131
9/01/2014	64,000	61,332	1.0435
9/16/2014	17,000	16,463	1.0327
10/01/2014	83,000	78,044	1.0635

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.2809
1/16/2014	—	—	1.2551
2/01/2014	—	—	1.2270
2/16/2014	—	—	1.2254
3/01/2014	—	—	1.2528
3/16/2014	—	—	1.2240
4/01/2014	—	—	1.2282
4/16/2014	—	—	1.2247
5/01/2014	—	—	1.2363
5/16/2014	—	—	1.2386
6/01/2014	—	—	1.2706
6/16/2014	—	—	1.2798
7/01/2014	—	—	1.2850
7/16/2014	—	—	1.2802
8/01/2014	—	—	1.2739
8/16/2014	—	—	1.3006
9/01/2014	—	—	1.3409
9/16/2014	—	—	1.3285
10/01/2014	—	—	1.3696

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1115
1/16/2014	—	—	1.0887
2/01/2014	—	—	1.0638
2/16/2014	—	—	1.0619
3/01/2014	107,000	98,599	1.0852
3/16/2014	31,000	29,254	1.0597
4/01/2014	74,328	69,929	1.0629
4/16/2014	—	—	1.0594
5/01/2014	—	—	1.0689
5/16/2014	—	—	1.0704
6/01/2014	—	—	1.0975
6/16/2014	—	—	1.1049
7/01/2014	—	—	1.1089
7/16/2014	—	—	1.1043
8/01/2014	—	—	1.0983
8/16/2014	—	—	1.1208
9/01/2014	—	—	1.1551
9/16/2014	—	—	1.1439
10/01/2014	—	—	1.1787

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$45,000	47,554	$0.9463
1/16/2014	—	—	0.9272
2/01/2014	—	—	0.9065
2/16/2014	30,000	33,138	0.9053
3/01/2014	7,199,070	7,778,573	0.9255
3/16/2014	26,000	28,755	0.9042
4/01/2014	—	—	0.9074
4/16/2014	56,000	61,892	0.9048
5/01/2014	58,000	63,506	0.9133
5/16/2014	—	—	0.9150
6/01/2014	10,000	10,654	0.9386
6/16/2014	—	—	0.9454
7/01/2014	—	—	0.9492
7/16/2014	—	—	0.9457
8/01/2014	57,000	60,568	0.9411
8/16/2014	—	—	0.9608
9/01/2014	—	—	0.9906
9/16/2014	—	—	0.9814
10/01/2014	—	—	1.0117

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                            Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:                Are filed herewith.

32.01 and

32.02                                            Section 1350 Certifications

Exhibit 32.01

and 32.02                    Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)