Form 10-K
period 2014-12-31
Systematic Momentum FuturesAccess LLC
filed 2015-03-20
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

As of February 28, 2015 Units of limited liability company interest with an aggregate Net Asset Value of $222,709,905 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2014, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

The Portfolio Funds in which the Fund presently invests are specified below, and may change from time to time based on the investment discretion of MLAI.  Each Portfolio Fund implements a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”).  The Trading Advisors primarily employ systematic trading strategies, which seek to identify market and price trends and take positions in the direction of these trends.  The Trading Advisors may also implement a variety of other pattern recognition and price movement trading systems.  See “Portfolio Funds’ Trading Programs,” below.  MLAI has full discretion over the selection of, and allocation and reallocation of Fund capital among the Portfolio Funds, see “Portfolio Funds — Selection and Allocations,” below.

Unless the context requires otherwise, references herein to the trading activities, cash management, expenses and portfolio of the Fund refer to the Fund’s indirect activities engaged in, cash management, expenses incurred and portfolio held through each Portfolio Fund, and reference to the Trading Advisors herein include each Trading Advisor.  The term “Trading Program” includes the Fund’s overall approach as well as each Trading Advisor’s strategy, as applicable.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s interests in the Portfolio Funds as of that date plus any other assets held by the Fund, minus accrued Sponsor fees, any offering or operating costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2014 the Net Asset Value and the Net Asset Value per Unit in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) was $219,500,711 and $1.2045 for Class A, $1.1656 for Class C, $1.5105 for Class D, $1.2963 for Class I and $1.1158 for Class M.

Since the Fund began trading activities the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Unit for Class A was $1.2561 (December 31, 2008) and the lowest was $0.9090 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class C was $1.2909 (December 31, 2008) and the lowest was $0.9467 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class D was $1.5105 (December 31, 2014) and the lowest was $1.0212 (August 31 2007). The highest month-end Net Asset Value per Unit for Class I was $1.3315 (April 30, 2011) and the lowest was $0.9500 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D1 was $1.3298 (April 30, 2011) and the lowest was $0.9113 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.1158 (December 31, 2014) and the lowest was $.9026 (October 15, 2013).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows the Sponsor to depart from GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the Sponsor determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The Sponsor may depart from GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the Sponsor determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the Sponsor departs from GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with GAAP.

MLAI and Man Principal Strategies Corp. (“Man Principal Strategies”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) pursuant to which MLAI has agreed, subject to the terms of the Asset Purchase Agreement, to transfer and sell to Man Principal Strategies the following: (i) MLAI’s manager interest in the Fund; (ii) copies of MLAI’s books and records relating to the Fund; and (iii) MLAI’s rights under the Limited Liability Company Operating Agreement of the Fund (the “Transaction”). Upon consummation of the Transaction, an affiliate of Man Principal Strategies will become the manager of the Fund. Consequently, consummation of the Transaction will constitute a change of control with respect to the Fund. The consummation of the Transaction is subject to the satisfaction of customary closing conditions and approval by the investors in the Fund.

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

MLAI periodically reviews Portfolio Fund performance as well as changes in market conditions to determine whether to terminate existing or to add new underlying FuturesAccess Funds, and/or to adjust its target allocations and relative weightings among the existing Portfolio Funds.  MLAI has complete flexibility in allocating and reallocating Fund capital in any manner that it may deem appropriate and in adding or removing new underlying FuturesAccess Funds in which the Fund will invest.

There can be no assurance as to which factors MLAI may consider in making capital allocations for the Fund, or as to which allocations MLAI may make.

During the fiscal year ended December 31, 2014, MLAI did terminate one of the Trading Advisors.  On March 19, 2014, MLAI notified Altis Partners (Jersey) Limited regarding the Fund’s terminating its investment in the Altis Fund, effective March 31, 2014.

Portfolio Funds and Trading Advisors

(a) The Fund currently invests in the following underlying Portfolio Funds which are advised, respectively, by the Trading Advisors as indicated below:

Portfolio Funds	Trading Advisors
Aspect FuturesAccess LLC	Aspect Capital Limited*
(“Aspect Fund”)	(“Aspect”)
ML Transtrend DTP Enhanced FuturesAccess LLC	Transtrend B.V.
(“Transtrend Fund”)	(“Transtrend”)
ML Winton FuturesAccess LLC	Winton Capital Management Limited*
(“Winton Fund”)	(“Winton”)
John Locke FuturesAccess LLC	John Locke Investments SA
(“John Locke Fund”)	(“John Locke”)
ML BlueTrend FuturesAccess LLC	Systematica Investments Limited* **
(“BlueTrend Fund”)	(“Systematica”)
Tudor Tensor FuturesAccess LLC	Tudor Investment Corporation*
(“Tudor Fund”)	(“Tudor”)
Lynx FuturesAccess LLC	Lynx Asset Management AB
(“Lynx Fund”)	(“Lynx”)

* This Trading Advisor is registered under the Investment Advisers Act of 1940.

**BlueCrest Capital Management LLP was the trading advisor for the BlueTrend Fund at the beginning of 2014.  Effective as of July 1, 2014 BlueCrest Capital Management LLP was restructured from an English-incorporated limited liability partnership to a Guernsey-domiciled company, BlueCrest Capital Management Limited.  Effective as of January 1, 2015 Systematica Investments Limited replaced BlueCrest Capital Management Limited as the trading advisor for the BlueTrend Fund.

(b) The allocation percentages of the Fund’s investment in the underlying Portfolio Funds as of December 31, 2014 are as follows:

Aspect FuturesAccess LLC	11%
ML Transtrend FuturesAccess LLC	16%
ML Winton FuturesAccess LLC	20%
John Locke FuturesAccess LLC	11%
ML BlueTrend FuturesAccess LLC	16%
Tudor Tensor FuturesAccess LLC.	11%
Lynx FuturesAccess LLC	15%

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

Portfolio Funds’ Trading Programs

Aspect Fund

Aspect trades its Diversified Program for the Aspect Fund (the “Aspect Trading Program”).  The Aspect Trading Program applies a systematic and broadly diversified global trading system, which deploys multiple investment strategies that, primarily through the use of listed futures and F/X OTC contracts, seek to identify and exploit directional moves in the market behavior of a broad range of financial instruments and other assets including, but not limited to, currencies; interest rates; equities; equity indices; debt securities, including bonds; and commodities, including energy, metal and agricultural commodities.  Aspect does not engage in retail, off-exchange foreign currency investment pursuant to the Aspect Trading Program.  By maintaining comparatively small exposure to any individual market and maintaining positions in a variety of contracts, Aspect aims to achieve long-term diversification.

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

With respect to market and liquidity risk, Aspect employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Aspect Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, Aspect has developed mechanisms designed to provide that risk is controlled at both an individual market and portfolio level.  In seeking to control the risks of the Aspect Trading Program, Aspect may intervene in the risk management framework in extreme market situations where Aspect believes that an intervention is in the best interests of its clients.  Aspect has an Operational Risk Committee, chaired by Aspect’s Chief Risk Officer, which is responsible for managing all operational risk affecting Aspect.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at Aspect, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

BlueTrend Fund

Systematica trades its BlueTrend Program for the BlueTrend Fund (the “BlueTrend Trading Program”).  The BlueTrend Trading Program is a systematic trend follower, but its decision-making inputs are technical.

Systematica aims to apply scientific techniques to the analysis and modeling of markets.  The BlueTrend Fund trades daily futures and liquid OTC instruments across 150+ markets in equity indexes, fixed income, F/X, energy, metals, agriculturals and soft commodities.

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

Transtrend trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges and/or OTC markets.  The underlying values of these instruments traded may also include other economic variables which are now or may become the subject of organized futures, options, options on futures, swap, swaps on futures, and forward trading.  The instruments that Transtrend trades may also include other derivative, margined instruments, traded on exchanges and/or OTC markets.  The Transtrend Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Transtrend Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, or “synthetics,” of instruments.

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

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Transtrend Trading Program and because of observed changes in price behavior, correlation and market liquidity.  Transtrend reserves the right to expand or contract the instruments it trades.

Risk management plays a role in Transtrend’s trading methodology.  The Transtrend Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  Specific risk provisions are computed for each market exposure.  Risk assessments are determined on the basis of a regular or continuous evaluation of daily price behavior possibly leading to regular adjustments during the life of exposures.

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

Tudor uses its discretion in portfolio management decisions (and the timing of any decisions) including, but limited to, the commencement of trading, determining which trading strategies and trading systems warrant participation in the Tudor Trading Program, allocating assets among trading strategies and trading systems, adding and removing trading strategies, trading systems or assets traded by trading systems, determining the Tudor Trading Program’s leverage, and hedging and other risk management decisions.  For example, Tudor has the ability, in its sole discretion, to include or remove additional risk constraints or take other measures to reduce risk in response to market conditions.  In addition, Tudor may, in its sole discretion, override computer-generated trading signals.  These overrides would typically occur in the event of extraordinary market conditions.  Tudor may also exercise its discretion in determining how to comply with actions taken by regulatory or self-regulatory agencies or central banks.

The Tudor Trading Program’s principal trading strategies include both technical and fundamental trading systems.

Technical trading systems involve the analysis of technical factors and historical trading patterns as a way of attempting to predict the future course of price movements.  Technical factors may be derived from daily or intraday price data.  Price fluctuations, volume variations, market volatility and changes in open interest may also generate technical inputs or be used to size positions generated by other indicators.  Technical trading systems may be based on fundamental foundations but use only price inputs.

Fundamental trading systems rely on factors external to markets to generate trades.  These factors may include interest rates, earnings, inflation measures, gross domestic product and industrial production.  Fundamental trading systems may also contain some technical inputs.

The Tudor Trading Program is subject to market and credit risk in connection with the Tudor Trading Program’s trading activities.  Tudor takes an active role in managing the Tudor Trading Program’s market risks.  Tudor regularly reviews the Tudor Trading Program’s largest exposures and sensitivities to certain market stress scenarios at the individual risk factor level and at various levels of aggregation.  Tudor also performs daily stress tests on the Tudor Trading Program’s positions in the aggregate.

Winton Fund

Winton trades its Diversified Program (the “Winton Trading Program”) for the Winton Fund.

Winton follows a disciplined investment process that is based on scientific analysis of past data.  The initial stage of the process involves collecting, cleaning and organizing large amounts of data. Winton uses a wide variety of data inputs including factors that are intrinsic to markets, such as price, volume and open interest; and those that are external to markets, such as economic statistics, industrial and commodity data and public company financial data.  Winton conducts scientific research into the data in an attempt to quantify the probability of particular markets rising or falling, conditional on a variety of quantifiable factors.  Winton’s research is used to develop mathematical models that attempt to forecast market returns, the variability or volatility associated with such returns (often described as “risk”), correlation between markets and transaction costs.  These forecasts are used in investment strategies that determine what positions should be held to maximize profit within a certain range of risk.  Generally, if rising prices are forecast, a long position will be established or maintained and if falling prices are forecast, a short position will be established or maintained.

Historically, Winton’s research was focused on developing trend-following strategies that invest in futures contracts (based on data that is intrinsic to markets).  However, in recent years, Winton has increased its use of non-trend-following strategies (generally based on data that is external to markets).

Winton’s investment strategies are operated as an automated, computer-based system. This investment system is modified over time as Winton monitors its operation and undertakes further research.  Changes to the system occur as a result of, amongst other things, the discovery of new relationships, changes in market liquidity, the availability of new data or the reinterpretation of existing data.

The Winton Trading Program currently invests in a diversified portfolio of over 100 futures markets, currency forwards and related instruments.

Winton generally expects the holding periods for the Winton Trading Program portfolio to be long-term with the average holding period across all instruments expected to be 3-8 months.

Most of Winton’s investments are made strictly in accordance with the output of Winton’s system.  However, Winton may, on occasion (such as the occurrence of exceptional events that fall outside the parameters of the research on which the system is based), make investment decisions based on other factors and take action to override the output of the system to seek to protect the interests of clients.  For example, if there is a market crash or if trading is suspended on a market or exchange, Winton may attempt to reduce the risk by decreasing leverage or liquidating or hedging positions in certain markets.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions.  The primary use of the proceeds of the sale of the Units is to permit the Portfolio Funds to trade on a speculative basis in a wide range of commodities on behalf of the Fund (through the Portfolio Funds).  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse,  to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs. An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Portfolio Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Portfolio Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded. Portfolio Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Portfolio Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Portfolio Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Portfolio Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Portfolio Fund’s investment risk, but the notional value of these instruments is not included on the Portfolio Fund’s balance sheet.

The vast majority of the net assets of the Portfolio Fund is, and has historically been, held in the form of cash.  The Portfolio Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Portfolio Fund’s custodian or other banking institutions, both in the United States and internationally;

•                        held in securities brokerage accounts maintained with MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Portfolio Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of each Portfolio Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Portfolio Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts will vary among Portfolio Funds and could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

Cash deposited in savings or demand deposit accounts with the Portfolio Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund and the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Portfolio Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Portfolio Fund’s assets, including as prime brokers.  However, the vast majority of the Portfolio Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Portfolio Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s and Portfolio Fund’s “cash assets.” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Portfolio Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Portfolio Fund’s cash assets may be held with the Portfolio Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Portfolio Fund’s cash assets to the Portfolio Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Portfolio Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Portfolio Fund.

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest-rate environments in which the Fund receives little, or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Portfolio Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.  Interest is computed based upon the daily net equity balance of the Portfolio Fund’s account and is posted to the Portfolio Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Portfolio Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Portfolio Fund, will have use of Portfolio Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended 2014, 2013 and 2012.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$678,568	0.29%	$1,020,964	0.24%	$1,444,939	0.20%
Sponsor fees	4,866,807	2.09%	8,734,447	2.06%	15,170,255	2.14%
Total	$5,545,375	2.38%	$9,755,411	2.30%	$16,615,194	2.34%

The Fund’s average month-end Net Asset Values during 2014, 2013 and 2012 equaled $233,256,119, $424,823,751 and $708,964,217, respectively.

The foregoing table does not reflect: (i) the bid-ask spreads paid by the Portfolio Funds on their forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Portfolio Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Portfolio Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Portfolio Fund’s assets at MLPF&S are neither a direct expense of the Portfolio Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

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

Description of Current Charges

The Fund is subject to the following charges:

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Portfolio Funds’ U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D Units and Class M Units are not charged a Sponsor fee.  No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 2.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C and Class M Units are not subject to any sales commission.  No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on the BAC managed accounts in which the Class M Units are held.

MLI (or an affiliate); Other counterparties	Bid-ask spreads

Bid-ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purposes of generally accepted accounting principles.

MLI (or an affiliate); Other counterparties	EFP differentials

Certain of the Portfolio Funds’ currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or an affiliate) receives an additional “differential” spread for exchanging the Portfolio Fund’s cash currency positions for equivalent futures positions.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLPF&S; Others	Brokerage commissions

The aggregate brokerage commissions’ charges should equal approximately 0.50% per annum of each of the Portfolio Funds’ average month-end assets.  No brokerage commission is charged at the Fund level, although brokerage commissions are charged at the Portfolio Funds’ level and investors in the Fund will be indirectly subject to their pro rata share of such fees based on the investment of the Fund in such underlying Portfolio Funds.

Trading Advisors	Management fees

The Portfolio Funds pay their respective Trading Advisors monthly management fees based on the month-end net asset value of such Portfolio Fund.  The management fee rates payable to the respective Trading Advisors with respect to the Fund’s units in the Portfolio Funds are: 2.0% per year with respect to the Aspect Fund, John Locke Fund, Tudor Fund and Winton Fund; 1.5% per year with respect to the BlueTrend Fund; and 1.0% per year with respect to the Lynx Fund and Transtrend Fund.  During 2014 the monthly management fee rate with respect to the BlueTrend Fund was 2.0% per year, and effective January 1, 2015 such rate reduced to 1.5%.  Also, the Lynx Fund pays MLAI a monthly management fee at the rate of 1.0 % per year and the Transtrend Fund pays MLAI a monthly management fee at the rate of 0.5% per year with respect to the Fund’s units in such Portfolio Funds.

With respect to the Aspect Fund, Tudor Fund and Winton Fund, the respective Trading Advisors share with MLAI 50% of their management fees.  During 2014 with respect to the Aspect Fund, the Trading Advisor shared 25% of its management fee and 25% of its performance fee with

MLAI, and effective January 1, 2015 the management fee sharing rate was increased to 50% and the performance fee sharing was eliminated. With respect to the John Locke Fund, the Trading Advisor shares with MLAI 25% of its management fees.  During 2014 with respect to the BlueTrend Fund, the Trading Advisor shared 50% of its management fee with MLAI, and effective January 1, 2015 the fee sharing arrangement changed, with the Trading Advisor agreeing to share with MLAI an amount equal to 0.65% of the gross asset value attributable to the units.  The Trading Advisors have agreed to share such fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Portfolio Fund.

Trading Advisors	Performance fees

Each Portfolio Fund pays an annual or quarterly performance fee to its Trading Advisor, at 20%, 22.5% or 25% which rate and performance fee calculation period varies among the Portfolio Funds, with respect to the Fund’s units in the Portfolio Fund. The Portfolio Fund calculates performance fees based on any increase in the net asset value of the classes of units subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Portfolio Fund as a whole or of specific units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits.  “New Trading Profits” equal any increase in the net asset value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group.  The “High Water Mark” equals the highest net asset value after reduction for the performance fee then paid, as of any preceding performance fee calculation date.  Net asset value for purposes of calculating the performance fee does not include any interest income earned by the Portfolio Fund. With respect to calendar year 2014, Aspect LLC has agreed to share 25% of its performance fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operational support for the Fund.  Effective as of January 1, 2015, Aspect LLC no longer shares any of the performance fees with MLAI. John Locke has agreed to share 25% of its performance fees with MLAI in order to defray costs in connection with and in consideration of BAC providing certain administrative and operation support for the Portfolio Fund.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity

Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisors and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

(d)                             Financial Information about Geographic Areas

The Fund and the Portfolio Funds do not engage in material operations in foreign countries, nor is a material portion of the Fund’s and the Portfolio Funds’ revenue derived from customers in foreign countries. The Portfolio Funds may trade on a number of foreign commodity exchanges.  The Fund and the Portfolio Funds’ do not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisors is not necessarily indicative of how the Fund or the Trading Advisors may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Portfolio Limited to Underlying FuturesAccess Funds

The Fund will invest in underlying FuturesAccess Funds and in cash.  Only trading advisors which are willing to share their advisory fees with MLAI are included in FuturesAccess.  Consequently, the universe of underlying FuturesAccess Funds is inherently limited —correspondingly limiting the diversification of the Fund’s portfolio.

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

No Formal Investment Restrictions or Allocation Limits

In constructing the Fund’s portfolio, MLAI is not subject to any formal diversification requirements or restrictions, other than the restrictions that only FuturesAccess Funds be included in the portfolio.  There are no limitations on the minimum or maximum number of underlying FuturesAccess Funds, or on the absolute or relative percentage of Fund capital, which may be allocated to any underlying FuturesAccess Fund.  Certain FuturesAccess Funds selected by MLAI may be allocated substantially larger portions of Fund capital than others. In addition, the relative allocation among the underlying FuturesAccess Funds will vary, perhaps materially, over time due to market appreciation/depreciation and other factors, including MLAI’s decision to modify any one or more underlying FuturesAccess Funds’ target allocations and relative weightings.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses.  A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing its Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund trades exchange listed futures contracts. A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration. The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded. Contracts may be settled in physical form or cash settled depending upon the contract. Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction. These amounts are considered restricted cash on the Fund’s Statements of Financial Condition. Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits. When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

The Fund’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation. Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct

Authority.  In entering into swap agreements, the Portfolio Funds rely on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Portfolio Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  None of the Trading Advisors have agreed to limit the amount of additional equity which they may manage and may be at or near their all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also near its all-time high.  The more capital that is traded in these markets, or that is committed to any particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts advised by the Trading Advisors may be able to redeem their investments more frequently or on less prior notice than investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage investors in certain circumstances.

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

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Portfolio Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Fund may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although the Sponsor may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisors may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Fund has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

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

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

MLAI may have limited control over the selection of counterparties by the Portfolio Funds.  The Portfolio Funds also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisors.  Trades for the Portfolio Funds may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisors trade on behalf of the Portfolio Funds and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties are typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

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

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or the Sponsor directly, while others could impact the Fund, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated securities, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on  January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”) and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10080). MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units.  Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon submitting a redemption request by the “Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI may eliminate investors’ mid-month redemption right at any time.  The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                             Holders:

As of December 31, 2014, there were 3,224 holders of Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.0369
1/16/2014	—	—	1.0154
2/01/2014	—	—	0.9920
2/16/2014	39,600	39,996	0.9901
3/01/2014	—	—	1.0116
3/16/2014	55,440	56,130	0.9877
4/01/2014	—	—	0.9905
4/16/2014	—	—	0.9871
5/01/2014	118,950	119,452	0.9958
5/16/2014	—	—	0.9970
6/01/2014	—	—	1.0221
6/16/2014	—	—	1.0288
7/01/2014	—	—	1.0324
7/16/2014	—	—	1.0279
8/01/2014	—	—	1.0222
8/16/2014	—	—	1.0429
9/01/2014	—	—	1.0746
9/16/2014	—	—	1.0640
10/01/2014	588,000	536,398	1.0962
10/16/2014	—	—	1.1006
11/01/2014	—	—	1.1077
11/16/2014	—	—	1.1336
12/01/2014	—	—	1.1838
12/16/2014	29,700	25,516	1.1640
01/01/2015	47,365	39,323	1.2045
01/16/2015	—	—	1.2304
02/01/2015	—	—	1.2611

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$157,000	154,909	$1.0135
1/16/2014	182,000	183,449	0.9921
2/01/2014	440,000	454,123	0.9689
2/16/2014	181,000	187,254	0.9666
3/01/2014	615,000	622,974	0.9872
3/16/2014	617,000	640,374	0.9635
4/01/2014	903,000	934,976	0.9658
4/16/2014	186,000	193,347	0.9620
5/01/2014	125,000	128,853	0.9701
5/16/2014	101,000	104,027	0.9709
6/01/2014	172,000	172,864	0.9950
6/16/2014	85,000	84,907	1.0011
7/01/2014	112,000	111,543	1.0041
7/16/2014	152,000	152,106	0.9993
8/01/2014	125,000	125,830	0.9934
8/16/2014	40,000	39,483	1.0131
9/01/2014	64,000	61,332	1.0435
9/16/2014	17,000	16,463	1.0327
10/01/2014	83,000	78,044	1.0635
10/16/2014	85,000	79,640	1.0673
11/01/2014	358,000	333,395	1.0738
11/16/2014	125,000	113,802	1.0984
12/01/2014	6,000	5,233	1.1466
12/16/2014	10,000	8,874	1.1269
01/01/2015	100,000	85,793	1.1656
01/16/2015	—	—	1.1903
02/01/2015	310,000	254,203	1.2195

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.2809
1/16/2014	—	—	1.2551
2/01/2014	—	—	1.2270
2/16/2014	—	—	1.2254
3/01/2014	—	—	1.2528
3/16/2014	—	—	1.2240
4/01/2014	—	—	1.2282
4/16/2014	—	—	1.2247
5/01/2014	—	—	1.2363
5/16/2014	—	—	1.2386
6/01/2014	—	—	1.2706
6/16/2014	—	—	1.2798
7/01/2014	—	—	1.2850
7/16/2014	—	—	1.2802
8/01/2014	—	—	1.2739
8/16/2014	—	—	1.3006
9/01/2014	—	—	1.3409
9/16/2014	—	—	1.3285
10/01/2014	—	—	1.3696
10/16/2014	—	—	1.3759
11/01/2014	—	—	1.3857
11/16/2014	—	—	1.4190
12/01/2014	—	—	1.4827
12/16/2014	—	—	1.4588
01/01/2015	—	—	1.5105
01/16/2015	—	—	1.5440
02/01/2015	—	—	1.5835

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1115
1/16/2014	—	—	1.0887
2/01/2014	—	—	1.0638
2/16/2014	—	—	1.0619
3/01/2014	107,000	98,599	1.0852
3/16/2014	31,000	29,254	1.0597
4/01/2014	74,328	69,929	1.0629
4/16/2014	—	—	1.0594
5/01/2014	—	—	1.0689
5/16/2014	—	—	1.0704
6/01/2014	—	—	1.0975
6/16/2014	—	—	1.1049
7/01/2014	—	—	1.1089
7/16/2014	—	—	1.1043
8/01/2014	—	—	1.0983
8/16/2014	—	—	1.1208
9/01/2014	—	—	1.1551
9/16/2014	—	—	1.1439
10/01/2014	—	—	1.1787
10/16/2014	—	—	1.1835
11/01/2014	—	—	1.1914
11/16/2014	—	—	1.2195
12/01/2014	—	—	1.2737
12/16/2014	—	—	1.2526
01/01/2015	—	—	1.2963
01/16/2015	—	—	1.3245
02/01/2015	5,000	3,682	1.3578

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$45,000	47,554	$0.9463
1/16/2014	—	—	0.9272
2/01/2014	—	—	0.9065
2/16/2014	30,000	33,138	0.9053
3/01/2014	7,199,070	7,778,573	0.9255
3/16/2014	26,000	28,755	0.9042
4/01/2014	—	—	0.9074
4/16/2014	56,000	61,892	0.9048
5/01/2014	58,000	63,506	0.9133
5/16/2014	—	—	0.9150
6/01/2014	10,000	10,654	0.9386
6/16/2014	—	—	0.9454
7/01/2014	—	—	0.9492
7/16/2014	—	—	0.9457
8/01/2014	57,000	60,568	0.9411
8/16/2014	—	—	0.9608
9/01/2014	—	—	0.9906
9/16/2014	—	—	0.9814
10/01/2014	—	—	1.0117
10/16/2014	—	—	1.0164
11/01/2014	—	—	1.0236
11/16/2014	—	—	1.0482
12/01/2014	—	—	1.0953
12/16/2014	—	—	1.0776
01/01/2015	—	—	1.1158
01/16/2015	—	—	1.1406
02/01/2015	—	—	1.1698

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statement of Operations	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010

Trading profit (loss)
Realized, net	$(10,091,962)	$(14,826,176)	$20,681,999	$15,968,361	$16,360,846
Change in unrealized, net	43,753,405	8,923,985	(51,734,232)	(92,022,075)	92,218,885
Total trading profit (loss)	33,661,443	(5,902,191)	(31,052,233)	(76,053,714)	108,579,731

INVESTMENT INCOME:
Interest	—	—	—	187	3,003

EXPENSES:
Sponsor fees	4,866,807	8,734,447	15,170,255	20,592,497	18,769,349
Other	678,568	1,020,964	1,444,939	1,518,474	1,451,397
Total Expenses	5,545,375	9,755,411	16,615,194	22,110,971	20,220,746

NET INVESTMENT INCOME (LOSS)	(5,545,375)	(9,755,411)	(16,615,194)	(22,110,784)	(20,217,743)

NET INCOME (LOSS)	$28,116,068	$(15,657,602)	$(47,667,427)	$(98,164,498)	$88,361,988

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Members’ Capital	$219,500,711	$297,282,028	$543,069,764	$909,115,762	$1,027,411,886
Net Asset Value per Class A Unit	1.2045	1.0369	1.0689	1.1452	1.2523
Net Asset Value per Class C Unit	1.1656	1.0135	1.0554	1.1421	1.2615
Net Asset Value per Class D Unit	1.5105	1.2809	1.3008	1.3729	1.4789
Net Asset Value per Class I Unit	1.2963	1.1115	1.1413	1.2179	1.3265
Net Asset Value per Class D1 Unit*	—	—	1.1609	1.2253	1.3199
Net Asset Value per Class M Unit**	1.1158	0.9463	0.9610	1.0143	—

*Units liquidated as of December 31, 2013.

**Units issued on December 1, 2011.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.1036	n/a	$1.1154	n/a	$1.1686	n/a	$1.1825	n/a	$1.1447	n/a	$1.1423
2011	n/a	$1.2333	n/a	$1.2546	n/a	$1.2138	n/a	$1.2554	n/a	$1.1959	n/a	$1.1576
2012	n/a	$1.1480	n/a	$1.1623	n/a	$1.1364	n/a	$1.1449	n/a	$1.1710	n/a	$1.1146
2013	$1.0725	$1.0934	$1.1015	$1.0729	$1.0948	$1.0917	$1.1043	$1.1196	$1.1179	$1.0775	$1.0378	$1.0422
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905	$0.9871	$0.9958	$0.9970	$1.0221	$1.0288	$1.0324

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.1244	n/a	$1.1654	n/a	$1.1926	n/a	$1.2352	n/a	$1.1991	n/a	$1.2523
2011	n/a	$1.1988	n/a	$1.1885	n/a	$1.1825	n/a	$1.1281	n/a	$1.1305	n/a	$1.1452
2012	n/a	$1.1707	n/a	$1.1523	n/a	$1.1176	$1.1019	$1.0655	$1.0565	$1.0617	$1.0678	$1.0689
2013	$1.0452	$1.0288	$1.0193	$1.0013	$1.0223	$0.9928	$0.9921	$1.0101	$1.0100	$1.0319	$0.9953	$1.0369
2014	$1.0279	$1.0222	$1.0429	$1.0746	$1.0640	$1.0962	$1.1006	$1.1077	$1.1336	$1.1838	$1.1640	$1.2045

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.1220	n/a	$1.1329	n/a	$1.1860	n/a	$1.1991	n/a	$1.1598	n/a	$1.1564
2011	n/a	$1.2413	n/a	$1.2617	n/a	$1.2196	n/a	$1.2604	n/a	$1.1997	n/a	$1.1602
2012	n/a	$1.1439	n/a	$1.1572	n/a	$1.1304	n/a	$1.1380	n/a	$1.1629	n/a	$1.1060
2013	$1.0585	$1.0786	$1.0862	$1.0576	$1.0787	$1.0752	$1.0871	$1.1017	$1.0996	$1.0594	$1.0199	$1.0239
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658	$0.9620	$0.9701	$0.9709	$0.9950	$1.0011	$1.0041

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.1374	n/a	$1.1779	n/a	$1.2043	n/a	$1.2463	n/a	$1.2089	n/a	$1.2615
2011	n/a	$1.2005	n/a	$1.1892	n/a	$1.1822	n/a	$1.1269	n/a	$1.1283	n/a	$1.1421
2012	n/a	$1.1607	n/a	$1.1415	n/a	$1.1062	$1.0902	$1.0538	$1.0444	$1.0491	$1.0547	$1.0554
2013	$1.0264	$1.0098	$1.0001	$0.9820	$1.0023	$0.9729	$0.9718	$0.9890	$0.9885	$1.0095	$0.9733	$1.0135
2014	$0.9993	$0.9934	$1.0131	$1.0435	$1.0327	$1.0635	$1.0673	$1.0738	$1.0984	$1.1466	$1.1269	$1.1656

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.2855	n/a	$1.3008	n/a	$1.3645	n/a	$1.3825	n/a	$1.3400	n/a	$1.3389
2011	n/a	$1.4583	n/a	$1.4854	n/a	$1.4388	n/a	$1.4900	n/a	$1.4212	n/a	$1.3773
2012	n/a	$1.3780	n/a	$1.3969	n/a	$1.3674	n/a	$1.3794	n/a	$1.4126	n/a	$1.3462
2013	$1.3060	$1.3322	$1.3430	$1.3090	$1.3365	$1.3336	$1.3498	$1.3693	$1.3681	$1.3194	$1.2716	$1.2779
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282	$1.2247	$1.2363	$1.2386	$1.2706	$1.2798	$1.2850

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.3196	n/a	$1.3694	n/a	$1.4031	n/a	$1.4551	n/a	$1.4143	n/a	$1.4789
2011	n/a	$1.4281	n/a	$1.4176	n/a	$1.4123	n/a	$1.3490	n/a	$1.3535	n/a	$1.3729
2012	n/a	$1.4158	n/a	$1.3952	n/a	$1.3549	$1.3367	$1.2934	$1.2833	$1.2904	$1.2987	$1.3008
2013	$1.2823	$1.2630	$1.2521	$1.2308	$1.2574	$1.2219	$1.2218	$1.2447	$1.2454	$1.2732	$1.2287	$1.2809
2014	$1.2802	$1.2739	$1.3006	$1.3409	$1.3285	$1.3696	$1.3759	$1.3857	$1.4190	$1.4827	$1.4588	$1.5105

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.1647	n/a	$1.1774	n/a	$1.2340	n/a	$1.2492	n/a	$1.2096	n/a	$1.2075
2011	n/a	$1.3068	n/a	$1.3298	n/a	$1.2870	n/a	$1.3315	n/a	$1.2688	n/a	$1.2286
2012	n/a	$1.2213	n/a	$1.2369	n/a	$1.2097	n/a	$1.2192	n/a	$1.2474	n/a	$1.1877
2013	$1.1453	$1.1678	$1.1767	$1.1463	$1.1699	$1.1668	$1.1804	$1.1970	$1.1954	$1.1523	$1.1101	$1.1150
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629	$1.0594	$1.0689	$1.0704	$1.0975	$1.1049	$1.1089

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.1890	n/a	$1.2328	n/a	$1.2619	n/a	$1.3075	n/a	$1.2696	n/a	$1.3265
2011	n/a	$1.2727	n/a	$1.2622	n/a	$1.2563	n/a	$1.1989	n/a	$1.2018	n/a	$1.2179
2012	n/a	$1.2479	n/a	$1.2286	n/a	$1.1921	$1.1755	$1.1369	$1.1275	$1.1332	$1.1399	$1.1413
2013	$1.1184	$1.1010	$1.0910	$1.0719	$1.0947	$1.0632	$1.0627	$1.0821	$1.0822	$1.1059	$1.0667	$1.1115
2014	$1.1043	$1.0983	$1.1208	$1.1551	$1.1439	$1.1787	$1.1835	$1.1914	$1.2195	$1.2737	$1.2526	$1.2963

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D1

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.1473	n/a	$1.1609	n/a	$1.2178	n/a	$1.2339	n/a	$1.1959	n/a	$1.1949
2011	n/a	$1.3015	n/a	$1.3257	n/a	$1.2841	n/a	$1.3298	n/a	$1.2684	n/a	$1.2292
2012	n/a	$1.2298	n/a	$1.2467	n/a	$1.2204	n/a	$1.2311	n/a	$1.2607	n/a	$1.2014
2013	$1.1656	$1.1890	$1.1986	$1.1682	$1.1928	$1.1902	$1.2046	$1.2221	$1.2210	$1.1776	$1.1349	$1.1405
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.1777	n/a	$1.2222	n/a	$1.2522	n/a	$1.2986	n/a	$1.2623	n/a	$1.3199
2011	n/a	$1.2746	n/a	$1.2652	n/a	$1.2604	n/a	$1.2040	n/a	$1.2080	n/a	$1.2253
2012	n/a	$1.2635	n/a	$1.2452	n/a	$1.2092	$1.1930	$1.1543	$1.1453	$1.1516	$1.1590	$1.1609
2013	$1.1445	$1.1272	$1.1175	$1.0984	$1.1222	$1.0905	$1.0904	$1.1108	$1.1115	$1.1363	$1.0966	$0.0000
2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2012	n/a	$1.0180	n/a	$1.0320	n/a	$1.0102	n/a	$1.0191	n/a	$1.0436	n/a	$0.9946
2013	$0.9648	$0.9842	$0.9922	$0.9670	$0.9874	$0.9852	$0.9972	$1.0117	$1.0108	$0.9748	$0.9394	$0.9441
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074	$0.9048	$0.9133	$0.9150	$0.9386	$0.9454	$0.9492

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0143
2012	n/a	$1.0460	n/a	$1.0308	n/a	$1.0010	$0.9876	$0.9556	$0.9481	$0.9533	$0.9594	$0.9610
2013	$0.9474	$0.9331	$0.9250	$0.9093	$0.9289	$0.9027	$0.9026	$0.9195	$0.9200	$0.9406	$0.9077	$0.9463
2014	$0.9457	$0.9411	$0.9608	$0.9906	$0.9814	$1.0117	$1.0164	$1.0236	$1.0482	$1.0953	$1.0776	$1.1158

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading:  July 1, 2007

Aggregate Subscriptions $233,364,773

Current Capitalization:   $31,855,022

Worst Monthly Drawdown(2):  (6.58)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (21.14)%  (January 2009 - December 2014)

Net Asset Value per Unit for Class A, December 31, 2014:   $1.2045

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.33)%	2.29%	0.24%	(1.52)%	(3.17)%
February	1.98	(1.87)	1.25	1.73	1.07
March	(2.09)	1.75	(2.23)	(3.25)	4.77
April	0.54	2.56	0.75	3.43	1.19
May	2.64	(3.76)	2.28	(4.74)	(3.20)
June	1.01	(3.28)	(4.82)	(3.21)	(0.21)
July	(0.99)	(1.29)	5.04	3.56	(1.57)
August	5.13	(2.67)	(1.58)	(0.86)	3.65
September	2.01	(0.85)	(3.01)	(0.50)	2.33
October	1.05	1.74	(4.82)	(4.60)	3.57
November	6.87	2.16	(0.19)	0.21	(2.92)
December	1.75	0.48	0.68	1.31	4.44
Compound Annual Rate of Return	16.16%	(2.99)%	(6.66)%	(8.55)%	9.88%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 20.45%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $1,024,345,832

Current Capitalization:   $153,204,368

Worst Monthly Drawdown(2):  (6.66)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (25.18)%  (January 2009 - December 2014)

Net Asset Value per Unit for Class C, December 31, 2014:   $1.1656

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.40)%	2.20%	0.16%	(1.60)%	(3.24)%
February	1.89	(1.95)	1.16	1.64	0.97
March	(2.17)	1.66	(2.32)	(3.33)	4.69
April	0.45	2.46	0.67	3.34	1.10
May	2.57	(3.84)	2.19	(4.82)	(3.28)
June	0.91	(3.35)	(4.89)	(3.29)	(0.29)
July	(1.07)	(1.38)	4.95	3.47	(1.64)
August	5.04	(2.75)	(1.66)	(0.94)	3.56
September	1.92	(0.93)	(3.09)	(0.58)	2.24
October	0.97	1.65	(4.90)	(4.68)	3.49
November	6.78	2.07	(0.28)	0.12	(3.00)
December	1.66	0.40	0.60	1.22	4.35
Compound Annual Rate of Return	15.01%	(3.97)%	(7.59)%	(9.46)%	8.79%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 16.56%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:    $175,068,921

Current Capitalization:   $4,940,417

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (17.95)%  (May 2011 - December 2014)

Net Asset Value per Unit for Class D, December 31, 2014:   $1.5105

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.21)%	2.41%	0.37%	(1.39)%	(3.05)%
February	2.10	(1.74)	1.37	1.86	1.19
March	(1.96)	1.88	(2.11)	(3.13)	4.90
April	0.66	2.68	0.88	3.56	1.32
May	2.77	(3.64)	2.41	(4.62)	(3.07)
June	1.13	(3.15)	(4.70)	(3.09)	(0.08)
July	(0.86)	(1.17)	5.17	3.69	(1.44)
August	5.26	(2.55)	(1.45)	(0.74)	3.77
September	2.14	(0.72)	(2.89)	(0.38)	2.46
October	1.18	1.87	(4.70)	(4.48)	3.71
November	7.00	2.29	(0.06)	0.33	(2.80)
December	1.87	0.60	0.81	1.43	4.57
Compound Annual Rate of Return	17.93%	(1.53)%	(5.25)%	(7.17)%	11.54%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 51.05%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $150,927,331

Current Capitalization:   $20,196,513

Worst Monthly Drawdown(2):  (6.55)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (20.17)%  (May 2011 - December 2014)

Net Asset Value per Unit for Class I, December 31, 2014:  $1.2963

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.29)%	2.32%	0.28%	(1.48)%	(3.14)%
February	2.01	(1.84)	1.28	1.76	1.09
March	(2.05)	1.79	(2.20)	(3.22)	4.81
April	0.56	2.59	0.79	3.46	1.23
May	2.68	(3.73)	2.31	(4.71)	(3.17)
June	1.04	(3.24)	(4.79)	(3.18)	(0.17)
July	(0.96)	(1.26)	5.07	3.59	(1.53)
August	5.17	(2.64)	(1.54)	(0.83)	3.68
September	2.04	(0.81)	(2.98)	(0.47)	2.36
October	1.08	1.78	(4.79)	(4.57)	3.61
November	6.91	2.20	(0.16)	0.24	(2.89)
December	1.77	0.51	0.71	1.34	4.47
Compound Annual Rate of Return	16.63%	(2.61)%	(6.29)%	(8.18)%	10.32%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 29.63%.

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS D1 UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non- “Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $54,954,764

Current Capitalization:   $0

Worst Monthly Drawdown(2):  (6.46)% (July 2008)

Worst Peak-to-Valley Drawdown(3):  (17.95)%  (May 2011 - December 2013)

Net Asset Value per Unit for Class D1, December 31, 2014:   $0.0000

Monthly Rates of Return (4)

Month	2013	2012	2011	2010
January	2.42%	0.37%	(1.39)%	(3.04)%
February	(1.75)	1.37	1.86	1.19
March	1.88	(2.11)	(3.13)	4.90
April	2.68	0.88	3.56	1.32
May	(3.64)	2.40	(4.62)	(3.08)
June	(3.15)	(4.70)	(3.09)	(0.08)
July	(1.17)	5.17	3.69	(1.44)
August	(2.56)	(1.45)	(0.74)	3.78
September	(0.72)	(2.89)	(0.38)	2.45
October	1.86	(4.70)	(4.48)	3.71
November	2.30	(0.07)	0.33	(2.80)
December	0.61	0.81	1.43	4.56
Compound Annual Rate of Return	(1.52)%	(5.26)%	(7.17)%	11.54%

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

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: December 1, 2011

Aggregate Subscriptions:    $20,592,376

Current Capitalization:   $9,304,391

Worst Monthly Drawdown(2):  (4.70)% (October 2012)

Worst Peak-to-Valley Drawdown(3):  (13.65)%  (August 2012 - November 2014)

Net Asset Value per Unit for Class M, December 31, 2014:  $1.1158

Monthly Rates of Return (4)

Month	2014	2013	2012	2011
January	(4.21)%	2.41%	0.36%	—
February	2.10	(1.75)	1.38	—
March	(1.96)	1.88	(2.11)	—
April	0.65	2.69	0.88	—
May	2.77	(3.65)	2.40	—
June	1.13	(3.15)	(4.70)	—
July	(0.85)	(1.17)	5.17	—
August	5.26	(2.55)	(1.45)	—
September	2.13	(0.73)	(2.89)	—
October	1.18	1.86	(4.70)	—
November	7.00	2.29	(0.07)	—
December	1.87	0.61	0.81	1.43%
Compound Annual Rate of Return	17.91%	(1.55)%	(5.25)%	1.43%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit . The inception to date total return is 11.58%.

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Operational Overview

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Portfolio Fund level and the allocation to each underlying Portfolio Fund.

December 31, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	475,886	4.80%
Currencies - Futures	1,133,196	11.42%
Currencies - Forward	435,503	4.39%
Energy	3,138,777	31.64%
Interest rates	4,200,054	42.33%
Metals	(723,895)	-7.30%
Stock indices	1,261,611	12.72%

Total	$9,921,132	100.00%

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2014

Total Trading
Profit (Loss)
Transtrend Fund	$6,109,429
Altis Fund	(2,921,043)
Winton Fund	5,371,945
Aspect Fund	6,196,491
John Locke Fund	5,249,513
BlueTrend Fund	2,681,711
Tudor Fund	3,350,358
Lynx Fund	7,623,039

$33,661,443

The Fund experienced a net trading profit for the year ended December 31, 2014 of $33,661,443.

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

The Fund gained 3.9% for the second quarter. Returns were positive for most of the Portfolio Funds during the second quarter. Continuing trends in equity indices and fixed income drove performance. Choppiness and some reversals in currencies and commodities minimally offset those gains. In equity indices, the Portfolio Funds came into the second quarter with long exposure, with positions across geographies. While the first quarter had not necessarily seen the strong upward trends in global equity prices continue, there had not been any significant reversals either. As such, trend followers generally kept their positioning from year end. Exposures were greatest in U.S. and European indices. The upward trend in equities resumed to some extent in the second quarter with many markets rising in late April. These moves were beneficial to long positions. The asset class had losses in April, but was profitable in both May and June as markets rose. In fixed income, the Portfolio Funds had long positioning within both rates and bonds given falling yields in the first quarter. Yields generally moved lower still in April and May and in several markets in June as well. These moves benefited long positions held by trend followers. Fixed income proved to be the most profitable asset class for the second quarter, generating gains in all three months. In currencies, the Portfolio Funds lost money. The U.S. dollar exhibited somewhat choppy moves, falling in April, rising in May and falling again in June. The Portfolio Funds were profitable trading the British pound, but lost money in their yen and euro exposures. Losses in April and May were somewhat made up for by gains in June. Commodity trading was difficult and generally contributed to losses. Oil markets were down initially before recovering in the second half of the second quarter on heightened concerns over the disruption of supply in Iraq. Long positions generally made money. Natural gas saw a reversal later in the quarter, falling as stock levels and the weather outlook improved, resulting in some losses. Larger losses came from the agricultural sector and especially grains. With several negative supply effects such as drought conditions and tensions in Ukraine dissipating, these markets reversed and fell, leading to losses on long positions. Metal markets also shifted direction several times, depending on strength in the Chinese economy, production levels and safe-haven demand, leading to additional losses. In summary, equity and fixed income trends continued in the second quarter. Energy markets were also profitable. On the other hand, there was some choppiness in currencies and several commodity sectors such as grains and metals suffered mild reversals which detracted from performance. Overall, the gains outweighed losses and the quarter was profitable for the Fund.

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

In the fourth quarter, managed futures and trend following strategies had strong performance. Returns were positive in all three months. Continuing trends in energies, fixed income and currencies drove performance. Equity indices were a detractor. The Fund returned 9.6% for the quarter. In equity indices, the Portfolio Funds came into the third quarter with long exposure, with positions across geographies. The largest exposures were in U.S. and European indices. While the upward trend in equity indices was not especially strong, there had not been any big reversals in the space either; as such, the Portfolio Funds generally maintained their long exposure. The last quarter of the year saw more choppiness in the space. The first half of October saw a sharp selloff, driven by general worries over global growth, concerns of recession and potential deflation in Europe, weakening Chinese demand and approaching rate hikes in the U.S. Markets did recover in the second half of October and showed some continued strength in November, but only to see another mild reversal in December due to similar factors. The back and forth with several directional shifts hurt the Portfolio Funds who were reducing and adding to exposures at the wrong time, all the while maintaining a long posture. They lost money in October, made some of it back in November, but lost again in December. The asset class had negative attribution for the quarter. In agriculture, metals and interest rate asset classes, the Portfolio Funds made money in all three months, illustrating the continuation of major trends. Fixed income was the most profitable as the same concerns causing equities to show choppiness led to much lower yields in bonds. The Portfolio Funds made strong gains being long markets, especially in Europe where yields fell. In currencies, the divergence between the economies of the U.S. on one hand and Europe and Japan on the other was clearly apparent. The U.S. dollar appreciated strongly against both the euro and yen, along with most other foreign currencies. The Portfolio Funds were generally short these currencies and benefited from the continuing trends. Commodities also proved profitable with  energy markets driving performance. During the third quarter, the Portfolio Funds had gotten short oil and oil product markets as the price of oil fell sharply due to supply/demand imbalances. The moves accelerated in the fourth quarter as OPEC refused to cut production. WTI crude oil was down over -40% in the three months. The Portfolio Funds were positioned to take advantage of this continuing trend. Moves in metals and agriculturals were much milder and attribution from those two sectors was muted. In summary, in three important sectors (fixed income, energies and FX), continuing trends led to strong gains. There were relatively few significant reversals elsewhere. As a result, the fourth quarter was profitable for trend followers.

Year ended December 31, 2013

Total Trading
Profit (Loss)
Transtrend Fund	$(1,133,475)
Altis Fund	(994,297)
Winton Fund	4,851,535
Aspect Fund	(1,840,897)
John Locke Fund	(770,711)
BlueTrend Fund	(7,091,153)
Tudor Fund	(1,856,365)
Lynx Fund	2,933,172

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

Year ended December 31, 2012

Total Trading
Profit (Loss)
Transtrend Fund	$1,952,715
Altis Fund	(7,127,827)
Winton Fund	(6,017,214)
Aspect Fund	(6,877,343)
John Locke Fund	(3,772,153)
BlueTrend Fund	(1,622,871)
Tudor Fund	(2,593,904)
Lynx Fund	(4,993,636)

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

Variables Affecting Performance

The principal variables that determine the net performance of the Fund and the Portfolio Funds are gross profitability from the Fund’s and the Portfolio Funds’ trading activities and interest income.

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

Liquidity; Capital Resources

The Fund and the Portfolio Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s and Portfolio Funds’ U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

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

                            The Portfolio Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value at Risk

                            Quantitative Forward-Looking Statements

                            The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.)  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

                            The Fund’s risk exposure in the various market sectors traded by the Portfolio Funds is quantified below in terms of Value at Risk.  Due to the Portfolio Funds’ fair value accounting, any loss in the fair value of the Portfolio Funds’ open positions is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

                            Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

                            In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

                            100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects (which would reduce the Value at Risk estimates) resulting from the fact that the Portfolio Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following information with respect to Value at Risk (“VaR”) is set forth in respect of Portfolio Funds separately, rather than for the Fund basis.

Lynx Class DS (1)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,390,184	4.46%	$1,674,177	780,161
Energy	260,723	0.84%	607,146	48,217
Interest Rates	424,529	1.36%	2,599,688	138,688
Metals	995,229	3.19%	1,289,441	703,812
Stock Indices	1,382,932	4.44%	1,600,368	49,518
Currencies	573,067	1.84%	1,157,976	91,468

TOTAL	$5,026,664	16.13%	$8,928,796	$1,811,864

(1) Average capitalization of Lynx Class DS is $31,177,389.

Lynx Class DS (1)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$101,037	0.24%	$181,346	$30,632
Energy	345,208	0.81%	403,043	292,543
Interest Rates	171,441	0.40%	208,099	128,822
Metals	2,050,446	4.83%	3,522,035	758,899
Stock Indices	2,041,268	4.81%	3,804,714	444,985
Currencies	409,136	0.96%	465,841	356,993

TOTAL	$5,118,536	12.05%	$8,585,078	$2,012,874

(1) Average capitalization of Lynx Class DS is $42,472,532.

Transtrend Class DS (2)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,462,474	3.92%	$2,486,582	$530,175
Energy	806,802	2.16%	2,161,660	17,069
Interest Rates	940,395	2.52%	1,500,515	457,782
Metals	949,868	2.54%	2,362,268	97,286
Stock Indices	444,165	1.19%	799,725	193,134
Currencies	785,349	2.10%	1,751,767	111,575

TOTAL	$5,389,053	14.43%	$11,062,517	$1,407,021

(2) Average capitalization of Transtrend Class DS is $37,330,448.

Transtrend Class DS (2)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$418,382	0.62%	$1,062,072	$139,045
Energy	310,522	0.46%	565,346	130,058
Interest Rates	3,476,783	5.12%	8,288,044	475,491
Metals	2,005,779	2.95%	5,143,266	832,242
Stock Indices	981,431	1.45%	2,848,881	131,871
Currencies	824,152	1.21%	2,452,697	15,306

TOTAL	$8,017,049	11.81%	$20,360,306	$1,724,013

(2) Average capitalization of Transtrend Class DS is $67,904,391.

Aspect Class DS (3)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$539,870	2.18%	$916,480	$69,014
Energy	269,793	1.09%	418,364	58,831
Interest Rates	710,306	2.87%	1,143,066	303,421
Metals	147,758	0.60%	291,070	6,121
Stock Indices	427,630	1.73%	829,503	220,679
Currencies	242,273	0.98%	410,458	40,066

TOTAL	$2,337,630	9.45%	$4,008,941	$698,132

(3) Average Capitalization of Aspect Class DS is $24,709,183.

Aspect Class DS (3)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$360,835	0.85%	$1,049,393	$81,169
Energy	276,893	0.65%	570,531	108,695
Interest Rates	1,074,607	2.53%	1,717,176	290,181
Metals	1,080,884	2.55%	2,011,439	154,930
Stock Indices	601,786	1.42%	1,776,959	5,028
Currencies	619,574	1.46%	1,409,394	117,999

TOTAL	$4,014,579	9.46%	$8,534,892	$758,002

(3) Average Capitalization of Aspect Class DS is $42,456,368.

BlueTrend Class DS (4)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$954,011	2.49%	$1,388,966	$461,957
Energy	386,072	1.01%	776,238	202,418
Interest Rates	991,458	2.59%	1,817,099	625,477
Metals	125,375	0.33%	229,628	41,162
Stock Indices	632,955	1.65%	1,362,834	98,617
Currencies	957,033	2.50%	1,694,996	515,618

TOTAL	$4,046,904	10.57%	$7,269,761	$1,945,249

(4) Average capitalization of BlueTrend Class DS is $38,292,700.

BlueTrend Class DS (8)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$204,825	0.28%	$313,111	$78,252
Energy	632,660	0.88%	849,184	166,912
Interest Rates	3,204,187	4.45%	6,019,772	1,183,416
Metals	743,451	1.03%	2,094,494	113,237
Stock Indices	1,594,792	2.21%	4,766,509	22,459
Currencies	991,609	1.38%	2,320,347	435,781

TOTAL	$7,371,524	10.23%	$16,363,417	$2,000,057

(4) Average capitalization of BlueTrend Class DS is $72,076,214.

Winton Class DS (5)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,014,128	2.28%	$1,529,506	$626,128
Energy	269,195	0.61%	612,797	85,465
Interest Rates	807,872	1.82%	1,475,103	168,066
Metals	539,506	1.21%	832,904	369,165
Stock Indices	629,808	1.42%	933,962	281,090
Currencies	217,735	0.49%	376,180	3,261

TOTAL	$3,478,244	7.83%	$5,760,452	$1,533,175

(5) Average capitalization of Winton Class DS is $44,438,813.

Winton Class DS (5)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$330,760	0.46%	$787,515	$128,935
Energy	186,718	0.26%	328,650	27,196
Interest Rates	940,293	1.30%	1,424,806	645,500
Metals	723,711	1.00%	1,632,245	35,075
Stock Indices	822,884	1.14%	2,344,682	240,615
Currencies	679,330	0.94%	1,191,984	284,459

TOTAL	$3,683,696	5.10%	$7,709,882	$1,361,780

(5) Average capitalization of Winton Class DS is $72,248,683.

John Locke Class DS (6)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$990,057	3.98%	$1,973,890	$354,625
Energy	405,571	1.63%	1,140,217	2,466
Interest Rates	682,548	2.74%	1,083,015	50,893
Metals	315,984	1.27%	520,324	48,939
Stock Indices	499,761	2.01%	1,096,769	116,073
Currencies	399,423	1.60%	1,091,099	9,454

TOTAL	$3,293,344	13.23%	$6,905,314	$582,450

(6) Average capitalization of John Locke Class DS is $24,887,397.

John Locke Class DS (6)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$283,191	0.67%	$430,746	$172,907
Energy	145,261	0.34%	383,411	50,994
Interest Rates	1,587,243	3.74%	3,341,143	286,357
Metals	1,681,281	3.96%	3,501,054	225,150
Stock Indices	1,072,997	2.53%	2,261,428	37,083
Currencies	819,172	1.93%	1,910,826	115,674

TOTAL	$5,589,145	13.17%	$11,828,608	$888,165

(6) Average capitalization of John Locke Class DS is $42,483,485.

Tudor Tensor Class DS (7)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$381,196	1.53%	$855,032	$147,798
Energy	620,558	2.49%	2,224,724	216,949
Interest Rates	269,897	1.08%	520,900	126,305
Metals	771,231	3.10%	1,346,464	247,401
Stock Indices	430,390	1.73%	1,087,416	87,279
Currencies	418,089	1.68%	712,222	123,815

TOTAL	$2,891,361	11.61%	$6,746,758	$949,547

(7) Average capitalization of Tudor Tensor Class DS is $24,880,406.

Tudor Tensor Class DS (7)

	December 31, 2013
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$348,826	0.82%	$882,779	$78,156
Energy	302,216	0.71%	465,942	20,112
Interest Rates	859,089	2.02%	1,311,407	441,463
Metals	1,353,559	3.19%	2,288,537	275,496
Stock Indices	962,053	2.26%	2,244,343	326,242
Currencies	258,870	0.61%	516,508	108,836

TOTAL	$4,084,613	9.61%	$7,709,516	$1,250,305

(7) Average capitalization of Tudor Tensor Class DS is $42,475,211.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund and the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund and the Portfolio Funds.  The magnitude of the Fund’s and the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund and the Portfolio Funds to incur severe losses over a short period of time.  Even comparatively minor losses could cause MLAI to further deleverage or terminate the Fund’s and the Portfolio Funds’ trading. The foregoing Value at Risk table — as well as the past performance of the Fund’s and the Portfolio Funds — gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Portfolio Funds after the change in structure — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Fund and for the trading conducted through Portfolio Funds to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure MLAI may urge the Portfolio Funds to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual.  Except in cases in which it appears that the Portfolio Funds has begun to deviate from past practice and trading policies or to be trading erratically, MLAI basic risk control procedures consist of the ongoing process of monitoring the Portfolio Funds with the market risk controls being applied by the Portfolio Funds.

Risk Management

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Portfolio Funds, calculating the Net Asset Value of the Fund and the Portfolio Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Portfolio Funds’ market exposure, MLAI may urge the respective Trading Advisors to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of monitoring the Trading Advisors, with the market risk controls being applied by the respective Trading Advisors.

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

Item 8: Financial Statements and Supplementary Data

Net Income (Loss) by Quarter

Eight Quarters through December 31, 2014

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$21,400,836	$13,671,379	$10,442,875	$(11,853,647)	$15,515,916	$(17,027,866)	$(18,194,186)	$13,803,945
Total Expenses	1,241,642	1,251,768	1,394,075	1,657,890	1,968,231	2,219,986	2,606,566	2,960,628
Net Income (Loss)	$20,159,194	$12,419,611	$9,048,800	$(13,511,537)	$13,547,685	$(19,247,852)	$(20,800,752)	$10,843,317

Net Income (Loss) per weighted average Unit (a)	$0.1043	$0.0601	$0.0386	$(0.0488)	$0.0405	$(0.0497)	$(0.0484)	$0.0226

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Fund’s management concluded that at December 31, 2014, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in

Business Administration — Accounting

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Portfolio Funds pay Sponsor fees to MLAI.  The Portfolio Funds pay brokerage commissions to MLPF&S, which is a BAC affiliate. MLAI also receives a portion of the management fees from some of Trading Advisors or Portfolio Funds (although not in respect of the Fund’s investment in the Portfolio Funds), and a portion of the performance fees from some of the Trading Advisors.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Portfolio Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by, its manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2014, MLAI owned no Unit-equivalent member interests. The directors and executive officers of MLAI did not own any Units.

(c)                              Changes in Control:

None.

(d)                             Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

Not applicable.

Director Independence

No person who served as a manager of MLAI during 2014 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 and 2013 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

		Page
1.	Financial Statements:

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013	2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

	Notes to Financial Statements	9

2.	Financial Statement Schedules:

	(a) Financial Statements of Aspect FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013	2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

	Notes to Financial Statements	9

	(b) Financial Statements of ML BlueTrend FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013	2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

	Notes to Financial Statements	9

	(c) Financial Statements of John Locke FuturesAccess LLC

INDEPENDENT AUDITOR’S REPORT	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	5

Notes to Financial Statements	8

(d) Financial Statements of Lynx FuturesAccess LLC

INDEPENDENT AUDITOR’S REPORT	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the year ended December 31, 2014 and 2013	3

Statements of Changes in Members’ Capital for the year ended December 31, 2014, 2013 and for the period July 1, 2012 (commencement of operations) to December 31, 2012	4

Financial Data Highlights for the year ended December 31, 2014, 2013 and for the period July 1, 2012 (commencement of operations)to December 31, 2012	5

Notes to Financial Statements	8

(e) Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012	4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012	6

Notes to Financial Statements	9

(f) Financial Statements of Tudor Tensor FuturesAccess LLC

INDEPENDENT AUDITOR’S REPORT	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013	2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012	3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012		4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012		5

	Notes to Financial Statements		8

	(g) Financial Statements of ML Winton FuturesAccess LLC

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		1

	FINANCIAL STATEMENTS:

	Statements of Financial Condition as of December 31, 2014 and 2013		2

	Statements of Operations for the years ended December 31, 2014, 2013 and 2012		3

	Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012		4

	Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012		6

	Notes to Financial Statements		9

3.	Exhibits:	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Report on Form 8-K filed on February 14, 2012.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Aspect FuturesAccess LLC

13.03	Financial Statements of ML BlueTrend FuturesAccess LLC

13.04	Financial Statements of John Locke FuturesAccess LLC

13.05	Financial Statements of Lynx FuturesAccess LLC

13.06	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.07	Financial Statements of Tudor Tensor FuturesAccess LLC

13.08	Financial Statements of ML Winton FuturesAccess LLC

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 20, 2015
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A.Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

SYSTEMATIC MOMENTUM FUTURESACCESS LLC

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Aspect FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firm

Exhibit 13.03	ML BlueTrend FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firm

Exhibit 13.04	John Locke FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Independent Auditor’s Report

Exhibit 13.05	Lynx FuturesAccess LLC Financial Statements as of December 31, 2014 and 2013 and for the for the period July 1, 2012 (Commencement of Operations) to December 31, 2012 and Independent Auditor’s Report

Exhibit 13.06	ML Transtrend DTP Enhanced FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firm

Exhibit 13.07	Tudor Tensor FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Independent Auditor’s Report

Exhibit 13.08	ML Winton FuturesAccess LLC Financial Statements as of and for the years ended December 31, 2014, 2013 and 2012 and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.