Form 10-Q
period 2015-03-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2015-05-15
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52505

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Exact name of registrant as specified in its charter)

Delaware	30-0408280
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o FRM Investment Management (USA) LLC

452 Fifth Avenue, 27th Floor

New York, New York 10018

(Address of principal executive offices)

(Zip Code)

212-649-6600

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

As of March 31, 2015, 175,485,190 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR MARCH 31, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS:

Cash and cash equivalents	$308,986	$243,678
Investment in Portfolio Funds (Cost $179,338,476 for 2015 and $189,276,756 for 2014)	221,709,644	219,599,631
Receivable from Portfolio Funds	2,872,582	4,280,060
Other assets	4,322	6,915

TOTAL ASSETS	$224,895,534	$224,130,284

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor fee payable	$385,995	$380,550
Redemptions payable	2,702,938	3,946,883
Other liabilities	345,970	302,140

Total liabilities	3,434,903	4,629,573

MEMBERS’ CAPITAL:
Members’ Capital (175,485,190 Units and 185,070,253 Units outstanding; unlimited Units authorized)	221,460,631	219,500,711
Total members’ capital	221,460,631	219,500,711

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$224,895,534	$224,130,284

NET ASSET VALUE PER UNIT:

Class A	$1.2826	$1.2045
Class C	$1.2382	$1.1656
Class D	$1.6145	$1.5105
Class I	$1.3818	$1.2963
Class M	$1.1927	$1.1158

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014
TRADING PROFIT (LOSS):

Realized, net	$3,074,328	$(14,114,525)
Change in unrealized, net	12,048,293	2,260,878

Total trading profit (loss), net	15,122,621	(11,853,647)

INVESTMENT INCOME (EXPENSE):
Interest, net	2	—

EXPENSES:
Sponsor fee	1,160,476	1,425,247
Other	181,087	232,643
Total expenses	1,341,563	1,657,890

NET INVESTMENT INCOME (LOSS)	(1,341,561)	(1,657,890)

NET INCOME (LOSS)	$13,781,060	$(13,511,537)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	26,326,426	41,896,704
Class C	128,669,546	198,878,371
Class D	3,270,753	10,103,544
Class I	15,464,032	19,029,214
Class M	8,360,972	6,928,708

Net income (loss) per weighted average Unit
Class A	$0.0790	$(0.0475)
Class C	$0.0730	$(0.0490)
Class D	$0.1040	$(0.0527)
Class I	$0.0857	$(0.0493)
Class M	$0.0770	$(0.0454)

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital March 31, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital March 31, 2015
Class A	44,919,355	96,126	(7,930,095)	37,085,386	26,447,606	385,112	(1,288,973)	25,543,745
Class C	208,733,990	2,243,083	(28,168,170)	182,808,903	131,433,730	668,561	(9,049,091)	123,053,200
Class D	10,103,544	—	(1,934,868)	8,168,676	3,270,753	—	—	3,270,753
Class I	19,789,101	127,853	(1,902,194)	18,014,760	15,579,536	14,465	(314,613)	15,279,388
Class M	4,445,192	7,888,020	(1,200,759)	11,132,453	8,338,628	123,985	(124,509)	8,338,104

Total Members’ Units	287,991,182	10,355,082	(41,136,086)	257,210,178	185,070,253	1,192,123	(10,777,186)	175,485,190

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2015
Class A	$46,575,864	$95,040	$(7,947,676)	$(1,989,352)	$36,733,876	$31,855,022	$473,065	$(1,644,293)	$2,078,575	$32,762,369
Class C	211,561,932	2,192,000	(27,457,896)	(9,736,571)	176,559,465	153,204,368	811,000	(11,049,281)	9,393,287	152,359,374
Class D	12,941,674	—	(2,376,405)	(532,130)	10,033,139	4,940,417	—	—	340,286	5,280,703
Class I	21,996,156	138,000	(2,047,305)	(939,047)	19,147,804	20,196,513	19,625	(427,740)	1,325,161	21,113,559
Class M	4,206,402	7,300,070	(1,090,955)	(314,437)	10,101,080	9,304,391	145,000	(148,516)	643,751	9,944,626

Total Members’ Capital	$297,282,028	$9,725,110	$(40,920,237)	$(13,511,537)	$252,575,364	$219,500,711	$1,448,690	$(13,269,830)	$13,781,060	$221,460,631

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.2045	$1.1656	$1.5105	$1.2963	$1.1158

Net Realized and net unrealized change in trading profit (loss)	0.0839	0.0811	0.1053	0.0903	0.0778
Expenses	(0.0058)	(0.0085)	(0.0013)	(0.0048)	(0.0009)

Net asset value, end of period	$1.2826	$1.2382	$1.6145	$1.3818	$1.1927

Total Return: (a) (c)

Total return	6.48%	6.23%	6.88%	6.59%	6.90%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.46%	0.71%	0.08%	0.36%	0.08%

Net investment income (loss)	-0.46%	-0.71%	-0.08%	-0.36%	-0.08%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios and total return are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.0369	$1.0135	$1.2809	$1.1115	$0.9463

Net Realized and net unrealized change in trading profit (loss)	(0.0418)	(0.0408)	(0.0516)	(0.0448)	(0.0381)
Expenses	(0.0046)	(0.0069)	(0.0011)	(0.0038)	(0.0008)

Net asset value, end of period	$0.9905	$0.9658	$1.2282	$1.0629	$0.9074

Total Return: (a) (c)

Total return	-4.47%	-4.71%	-4.11%	-4.38%	-4.11%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.46%	0.71%	0.08%	0.36%	0.08%

Net investment income (loss)	-0.46%	-0.71%	-0.08%	-0.36%	-0.08%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The ratios do not reflect the proportionate share of expense from the Portfolio Funds.

(c) The ratios and total return are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

 (Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2015 and December 31, 2014 and the results of its operations for the three month periods ended March 31, 2015 and 2014. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

Change of Fund Manager and Name

Effective as of May 1, 2015, FRM Investment Management (USA) LLC (“FRM”), which forms a part of Man FRM investment division of Man Group plc, replaced MLAI as the manager of the Fund.

Effective as of May 1, 2015, the name of the Fund changed to “Man FRM Managed Futures Strategies LLC”.

2.              INVESTMENTS IN PORTFOLIO FUNDS

The seven Portfolio Funds in which the Fund is invested in as of March 31, 2015 are: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”). Each of the Portfolio Funds uses a systematic-based managed futures strategy under the direction of a trading advisor unaffiliated with MLAI (each a “Trading Advisor”). MLAI, in its discretion, may change the Portfolio Funds at any time. MLAI, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Portfolio Funds. There is no pre-established range for the minimum and maximum allocations that may be made to any individual Portfolio Fund.

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

The details of investments in Portfolio Funds at and for the three month period ended March 31, 2015 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 03/31/15	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.02%	$35,482,423	$1,679,822	$29,137,116	$(135,937)	$(487,644)	Semi -Monthly
Winton	20.03%	44,353,027	1,965,783	33,704,084	(226,196)	(491,454)	Semi -Monthly
Aspect	11.02%	24,394,165	1,869,138	17,862,779	(125,661)	(467,119)	Semi -Monthly
John Locke	10.99%	24,338,672	1,605,327	19,841,593	(125,600)	(401,306)	Semi -Monthly
BlueTrend	16.02%	35,482,422	3,472,361	32,931,945	(140,521)	(749,178)	Monthly
Tudor	11.02%	24,394,165	1,609,665	22,034,888	(125,094)	(315,060)	Semi -Monthly
Lynx	15.02%	33,264,770	2,920,525	23,826,071	(172,013)	(730,132)	Semi -Monthly

	100.12%	$221,709,644	$15,122,621	$179,338,476	$(1,051,022)	$(3,641,893)

The details of investments in Portfolio Funds at and for the year ended December 31, 2014 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/14	Management Fees	Performance Fees	Redemptions Permitted
Transtrend	16.01%	$35,135,941	$6,109,429	$30,017,854	$(585,850)	$(607,438)	Semi -Monthly
Altis*	0.00%	—	(2,921,043)	—	(136,040)	—	Semi -Monthly
Winton	20.01%	43,919,926	5,371,945	34,600,181	(904,471)	(1,370,947)	Semi -Monthly
Aspect	11.00%	24,155,959	6,196,491	18,962,783	(507,815)	(636,239)	Semi -Monthly
John Locke	11.00%	24,155,960	5,249,513	21,004,423	(507,204)	(556,901)	Semi -Monthly
BlueTrend	16.01%	35,135,941	2,681,711	35,682,511	(778,856)	—	Monthly
Tudor	11.00%	24,155,959	3,350,358	23,243,054	(504,442)	—	Semi -Monthly
Lynx	15.01%	32,939,945	7,623,039	25,765,950	(644,656)	(2,020,123)	Semi -Monthly

	100.04%	$219,599,631	$33,661,443	$189,276,756	$(4,569,334)	$(5,191,648)

*Altis liquidated as of March 31, 2014

There are no investments held by the Portfolio Funds that in the aggregate exceed 5% of the Fund’s members’ capital. The following is summarized financial information for each of the Portfolio Funds:

	As of March 31, 2015
	Total Assets	Total Liabilities	Total Capital
Aspect	167,624,110	9,971,019	157,653,091
BlueTrend	97,164,921	7,467,123	89,697,798
John Locke	25,492,815	1,154,143	24,338,672
Lynx	48,527,921	3,129,474	45,398,447
Transtrend	80,039,282	3,822,660	76,216,622
Tudor	29,177,766	4,783,601	24,394,165
Winton	1,166,221,818	35,025,852	1,131,195,966

Total	$1,614,248,633	$65,353,872	$1,548,894,761

	As of December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Aspect	160,883,084	13,082,365	147,800,719
BlueTrend	91,645,985	5,126,658	86,519,327
John Locke	25,813,795	2,245,315	23,568,480
Lynx	49,332,652	4,574,525	44,758,127
Transtrend	77,843,044	4,857,981	72,985,063
Tudor	28,570,872	4,673,264	23,897,608
Winton	1,030,271,728	49,186,671	981,085,057

Total	$1,464,361,160	$83,746,779	$1,380,614,381

	For the three months ended March 31, 2015
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Aspect	15,676,944	(129,118)	(4,406,698)	11,141,128
BlueTrend	11,103,105	(123,868)	(2,553,172)	8,426,065
John Locke	2,220,738	(55,487)	(559,924)	1,605,327
Lynx	5,319,196	(56,977)	(1,260,896)	4,001,323
Transtrend	5,068,618	(127,925)	(1,514,629)	3,426,064
Tudor	2,179,703	(96,866)	(473,172)	1,609,665
Winton	64,124,236	(259,900)	(20,975,691)	42,888,645

Total	$105,692,540	$(850,141)	$(31,744,182)	$73,098,217

	For the three months ended March 31, 2014
				Net
	Income (Loss)	Commissions	Expenses	Income (Loss)
Altis*	$(2,692,878)	$(50,824)	$(177,341)	$(2,921,043)
Aspect	(8,321,018)	(164,304)	(1,528,321)	(10,013,643)
BlueTrend	(4,371,007)	(177,958)	(894,207)	(5,443,172)
John Locke	(413,183)	(59,089)	(175,479)	(647,751)
Lynx	(1,116,753)	(35,949)	(187,084)	(1,339,786)
Transtrend	(1,667,889)	(150,832)	(547,846)	(2,366,567)
Tudor	(990,426)	(178,269)	(172,478)	(1,341,173)
Winton	(477,967)	(315,428)	(8,762,745)	(9,556,140)

Total	$(20,051,121)	$(1,132,653)	$(12,445,501)	$(33,629,275)

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

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data and investments in Portfolio Funds valued using the reported net asset value from the Portfolio Fund.

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

Investments in Portfolio Funds are valued using the net asset value reported by the Portfolio Funds, which management believes approximates fair value. These net asset values are the prices used to execute trades with these Portfolio Funds. As the Fund can transact with the Portfolio Funds on a monthly/semi-monthly basis, the Fund determined that its investments in these Portfolio Funds in this case, would be classified as Level II. Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the periods presented.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

Investment in
Portfolio Funds	Total	Level I	Level II	Level III

March 31, 2015	$221,709,644	$—	$221,709,644	$—
December 31, 2014	$219,599,631	$—	$219,599,631	$—

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Portfolio Funds’ Statements of Financial Condition.

MLAI, as sponsor of the Portfolio Funds, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Portfolio Funds. This policy may increase risk to the Portfolio Funds by preventing the diversification of brokers used by the Portfolio Funds.

The Portfolio Funds, in their normal course of business, enter into various contracts, with MLPF&S acting as their futures clearing broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forward balances are eligible for offset with a net settlement due to MLI.

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

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended March 31, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2015 and 2014 amounted to $11,156 and $14,658, respectively, of which $7,277 and $6,615 was payable to the Transfer Agent as of March 31, 2015 and December 31, 2014, respectively.

The Fund charges Sponsor fees on the month-end net assets, after all other charges at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units, and 1.1% for Class I Units. Class D Units and Class M Units are not charged a Sponsor fee.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

7.      SUBSEQUENT EVENTS

Effective as of May 1, 2015, FRM Investment Management (USA) LLC, a Delaware limited liability company (“FRM”), became the manager of the Fund.  FRM is an indirect, wholly-owned subsidiary of Man Group plc.  Effective as of May 1, 2015, MLAI ceased serving as sponsor and manager of the Fund.

Effective as of May 1, 2015, the name of the Fund changed from “Systematic Momentum FuturesAccess LLC” to “Man FRM Managed Futures Strategies LLC.”

Effective as of April 30, 2015, the Fund fully redeemed its investment in each of Aspect, BlueTrend, John Locke, Lynx, Transtrend, Tudor Tensor and Winton.   Effective as of May 11, 2015, the Fund invested in a new group of underlying portfolio funds described below, provided that the Fund’s investment in Carlisle Delaware Feeder LLC was effective as of May 6, 2015.  The  new group of underlying portfolio funds and their respective trading advisors are:  (i) Blakeney Delaware Feeder LLC, Winton Capital Management Limited as trading advisor; (ii) Campbell Delaware Feeder LLC, Campbell & Company, LP as trading advisor; (iii) Carlisle Delaware Feeder LLC, Transtrend B.V. as trading advisor; (iv) CCP Core Macro Delaware Feeder LLC, Cantab Capital Partners LLP as trading advisor; (v) Quantica MF Delaware Feeder LLC, Quantica Capital AG as trading advisor; and (vi) Silver Delaware Feeder LLC, Lynx Asset Management AB as trading advisor.  Reference to Portfolio Funds in the below Items of this Form 10-Q refer to the new group of underlying portfolio funds, except for provisions that specifically, or according to the context, refer to the underlying portfolio funds as of the March 31 quarter-end. Reference to Trading Advisors in the below Items of this Form 10-Q refer to the trading advisors of the new group of underlying portfolio funds as applicable.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no other subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Net Asset Value is used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates FRM may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s interests in the Portfolio Funds as of that date plus any other assets held by the Fund, minus accrued Sponsor fees, any offering or operating costs and all other liabilities of the Fund.  FRM or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905
2015	$1.2304	$1.2611	$1.2311	$1.2593	$1.2846	$1.2826

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658
2015	$1.1903	$1.2195	$1.1899	$1.2167	$1.2406	$1.2382

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282
2015	$1.5440	$1.5835	$1.5468	$1.5832	$1.6160	$1.6145

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629
2015	$1.3245	$1.3578	$1.3257	$1.3563	$1.3838	$1.3818

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074
2015	$1.1406	$1.1698	$1.1426	$1.1695	$1.1938	$1.1927

Liquidity and Capital Resources

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

There is no established public trading market for the Units.  Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon submitting a redemption request by the “Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  FRM may eliminate investors’ mid-month redemption right at any time.  The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash at the underlying Portfolio Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Portfolio Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, FRM or its affiliate, as the manager of the Portfolio Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the respective Trading Advisors would determine, in its discretion which investments should be liquidated.

For the three months ended March 31, 2015 the Fund’s capital increased .89% from $219,500,711 to $221,460,631.  This increase was attributable to the net profit from operations of $13,781,060, coupled with the redemption of 10,777,186 Redeemable Units resulting in an outflow of $13,269,830.  The cash outflow was offset with cash inflow of $1,448,690 due to subscriptions of 1,192,123 Units. Future redemptions could impact the amount of funds available for investment in the Portfolio Funds in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). Purchase and sale of investments are recorded on a trade date basis. Realized profits and losses on investments are recognized when the investments are sold. Any change in net unrealized profit or loss from the preceding period is reported in the respective Statements of Operations.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Portfolio Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Portfolio Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Portfolio Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Portfolio Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of the currency forward counterparties with which the Portfolio Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to March 31, 2015

January 1, 2015 to March 31, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2015:

March 31, 2015

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,613,161	32.86%
Currencies - Futures	(26,105)	-0.53%
Currencies - Forwards	(177,860)	-3.62%
Energy	306,419	6.24%
Interest rates	3,328,997	67.81%
Metals	(673,049)	-13.71%
Stock indices	537,484	10.95%

Total	$4,909,047	100.00%

The Fund experienced a net trading profit for the first quarter ended March 31, 2015 of $15,122,621.

In the first quarter, returns were positive in January and March, with a slight dip in February. Continuing trends in fixed income, equity indices, currencies and energies drove performance.

Reference herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s Portfolio Funds.  Reference herein to the trading and portfolio of the Portfolio Funds refers to such trading and portfolios generally.

In equity indices, the Portfolio Funds came into the first quarter with long exposure, with positions across geographies. The largest exposures were in U.S. indices, based on recent trends. Equity markets saw some divergence in the first three months of the year. U.S. markets had roughly flat returns, taking a break from the strong performance they had put in the previous two years as rate hikes approached, a strong U.S. dollar began to weigh on earnings, and the energy sector continued to struggle. On the other hand, European markets took off strongly as quantitative easing became a reality and a weaker currency buoyed earnings. Japanese equities also performed well due to similar reasons. The Portfolio Funds generally adjusted their portfolios, reducing allocations to U.S. indices and increasing their long positions in Europe and Asia. The asset class finished the first quarter with gains, driven primarily by rising equity prices in non-U.S. markets.

Fixed income was also profitable. The falling yields drove performance in 2014. The Portfolio Funds were long fixed income markets across geographies and maturities at the start of 2015, even as yields were low in many areas. Yields fell further, with big moves registered in January, especially in Europe. These moves were in part due to the concerns over slow growth and deflation, and the easing bias adopted by many central banks as evidenced by rate cuts in several countries and the quantitative easing decision from the European Central Bank. Yields did come back up some in February, but were down again in March. Overall, the direction was downward and the moves benefited long positions, resulting in profits for trend followers.

Currencies were another profitable asset class. Following some big moves in the second half of 2014, the Portfolio Funds were broadly long the U.S. dollar against most major foreign currencies, with especially large short exposure in the euro. The first quarter generally saw a continuation of the strong dollar trend. Continuing divergence across economies and monetary policy versus the U.S. led to the euro being down in the first quarter and many foreign currencies fell in tandem. These moves led to gains.

In commodities, there was a short bias across portfolios. Energy positions had been profitable in the latter part of 2014 as oil and related markets fell precipitously due to acute supply and demand imbalances. The moves in oil continued in January, but there was a choppy period in February when oil markets rebounded strongly, followed by another down leg in March. WTI crude oil was down over the first quarter and short positions made additional gains. In metals and agricultural markets, price moves were more mixed and there were some losses due to choppiness and an absence of strong trends. Sugar and nickel were two trending markets where the Portfolio Funds did make some money. Looking at the asset class as a whole, commodities attribution was roughly flat.

Overall, even as some trends have looked a little extended, market moves generally continued in the direction of existing trends during the first quarter. There were gains in fixed income, equity indices and FX. Commodities were close to flat. As a result, the first quarter was profitable for the Fund.

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

The Portfolio Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance and the Fund’s and the Portfolio Funds’ past performance is not necessarily indicative of its future results.

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund and the Portfolio Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s and the Portfolio Funds’ speculative trading and the recurrence in the markets traded by the Fund and the Portfolio Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s and the Portfolio Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s and the Portfolio Funds’ losses in any market sector will be limited to VaR or by the Fund’s and the Portfolio Funds’ attempts to manage its market risk.

Quantifying the Fund’s Trading Value and Risk

Quantitative Forward Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”.) All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Portfolio Funds is quantified below in terms of VaR.  Due to the Portfolio Funds’ fair value accounting, any loss in the fair value of the Portfolio Funds’ open positions is directly reflected in the Portfolio Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Portfolio Funds as the measure of their VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Portfolio Funds), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects (which would reduce the VaR estimates) resulting from the fact that the Portfolio Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.

The Portfolio Funds’ Trading Value at Risk in Different Market Sectors

The following information with respect to VaR is set forth in respect of the Portfolio Funds separately, rather than for the Fund basis.

The following tables indicate the average, highest, and lowest trading VaR associated with the Portfolio Funds’ open positions by market category for the three month periods ended March 31, 2015 and 2014.

Lynx Class DS (1)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,076,053	3.22%	$1,181,392	967,293
Energy	319,028	0.96%	350,259	286,783
Interest Rates	2,721,222	8.15%	2,987,613	2,446,180
Metals	264,176	0.79%	290,037	237,475
Stock Indices	462,477	1.38%	507,751	415,733
Currencies	64,971	0.19%	71,331	58,404

TOTAL	$4,907,927	14.69%	$5,388,383	$4,411,868

(1) Average capitalization of Lynx Class DS is $45,496,263.

Lynx Class DS (1)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,295,558	4.72%	$1,566,590	$1,128,706
Energy	75,201	0.27%	90,933	65,516
Interest Rates	216,303	0.79%	261,554	188,446
Metals	1,097,696	4.00%	1,327,335	956,326
Stock Indices	1,494,088	5.45%	1,806,653	1,301,668
Currencies	700,881	2.56%	847,506	610,616

TOTAL	$4,879,727	17.79%	$5,900,571	$4,251,278

(1) Average capitalization of Lynx Class DS is $27,427,548.

Transtrend Class DS (2)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,262,772	6.37%	$2,495,016	$2,080,525
Energy	273,189	0.77%	301,229	251,186
Interest Rates	1,809,636	5.09%	1,995,372	1,663,885
Metals	62,429	0.18%	68,836	57,401
Stock Indices	823,604	2.32%	908,136	757,269
Currencies	167,218	0.47%	184,380	153,750

TOTAL	$5,398,848	15.20%	$5,952,969	$4,964,016

(2) Average capitalization of Transtrend Class DS is $35,544,456.

Transtrend Class DS (2)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,413,738	5.52%	$2,754,315	$2,219,377
Energy	353,434	0.81%	403,303	324,974
Interest Rates	1,456,558	3.33%	1,662,077	1,339,271
Metals	117,198	0.27%	133,734	107,761
Stock Indices	776,297	1.78%	885,832	713,787
Currencies	1,700,449	3.89%	1,940,382	1,563,524

TOTAL	$6,817,674	15.60%	$7,779,643	$6,268,694

(2) Average capitalization of Transtrend Class DS is $43,717,919.

Aspect Class DS (3)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$678,016	2.79%	$725,790	$606,666
Energy	148,829	0.61%	159,316	133,168
Interest Rates	915,775	3.77%	980,302	819,405
Metals	105,153	0.43%	112,563	94,088
Stock Indices	141,087	0.58%	151,028	126,240
Currencies	315,343	1.30%	337,563	282,159

TOTAL	$2,304,203	9.48%	$2,466,562	$2,061,726

(3) Average Capitalization of Aspect Class DS is $24,293,973.

Aspect Class DS (3)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$712,044	2.61%	$776,945	$606,159
Energy	292,792	1.07%	319,480	249,252
Interest Rates	404,735	1.49%	441,626	344,548
Metals	302,913	1.11%	330,523	257,868
Stock Indices	863,256	3.17%	941,940	734,884
Currencies	356,595	1.31%	389,098	303,567

TOTAL	$2,932,335	10.76%	$3,199,612	$2,496,278

(3) Average Capitalization of Aspect Class DS is $27,250,842.

Winton Class DS (4)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$371,134	0.83%	$426,939	$286,710
Energy	188,283	0.42%	216,593	145,453
Interest Rates	1,913,874	4.30%	2,201,648	1,478,509
Metals	406,887	0.91%	468,067	314,329
Stock Indices	232,921	0.52%	267,943	179,936
Currencies	111,983	0.25%	128,821	86,509

TOTAL	$3,225,082	7.23%	$3,710,011	$2,491,446

(4) Average capitalization of Winton Class DS is $44,475,814.

Winton Class DS (4)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,575,290	3.37%	$1,613,469	$1,549,254
Energy	128,243	0.27%	131,351	126,123
Interest Rates	180,272	0.39%	184,641	177,292
Metals	395,975	0.85%	405,571	389,430
Stock Indices	961,918	2.06%	985,231	946,020
Currencies	285,849	0.61%	292,776	281,124

TOTAL	$3,527,547	7.55%	$3,613,039	$3,469,243

(4) Average capitalization of Winton Class DS is $46,716,436.

John Locke Class DS (5)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,189,626	4.88%	$1,258,388	$1,052,845
Energy	220,250	0.90%	232,981	194,926
Interest Rates	1,723,369	7.07%	1,822,982	1,525,219
Metals	262,751	1.08%	277,938	232,540
Stock Indices	241,105	0.99%	255,041	213,383
Currencies	38,559	0.16%	40,787	34,125

TOTAL	$3,675,660	15.08%	$3,888,117	$3,253,038

(5) Average capitalization of John Locke Class DS is $24,370,582.

John Locke Class DS (5)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,904,875	6.96%	$1,973,890	$1,845,931
Energy	2,544	0.01%	2,636	2,466
Interest Rates	52,518	0.19%	54,421	50,893
Metals	502,131	1.83%	520,324	486,594
Stock Indices	1,058,422	3.87%	1,096,769	1,025,670
Currencies	270,607	0.99%	280,411	262,233

TOTAL	$3,791,097	13.85%	$3,928,451	$3,673,787

(5) Average capitalization of John Locke Class DS is $27,380,491.

BlueTrend Class DS (6)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$35,234	0.10%	$38,151	$29,569
Energy	282,700	0.79%	306,109	237,251
Interest Rates	2,248,933	6.31%	2,435,153	1,887,379
Metals	100,152	0.28%	108,444	84,050
Stock Indices	397,691	1.12%	430,622	333,756
Currencies	572,401	1.61%	619,798	480,378

TOTAL	$3,637,111	10.21%	$3,938,277	$3,052,383

(6) Average capitalization of BlueTrend Class DS is $35,655,442.

BlueTrend Class DS (6)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,281,937	2.78%	$1,466,662	$1,175,363
Energy	276,623	0.60%	316,484	253,626
Interest Rates	720,351	1.56%	824,152	660,464
Metals	191,435	0.42%	219,021	175,520
Stock Indices	1,257,819	2.73%	1,439,068	1,153,250
Currencies	1,564,385	3.40%	1,789,810	1,434,330

TOTAL	$5,292,550	11.49%	$6,055,197	$4,852,553

(6) Average capitalization of BlueTrend Class DS is $46,037,996.

Tudor Tensor Class DS (7)

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$596,419	2.44%	$628,215	$567,932
Energy	11,913	0.05%	12,548	11,344
Interest Rates	371,158	1.52%	390,945	353,431
Metals	1,491,889	6.10%	1,571,426	1,420,633
Stock Indices	165,102	0.68%	173,904	157,216
Currencies	333,667	1.37%	351,455	317,730

TOTAL	$2,970,148	12.16%	$3,128,493	$2,828,286

(7) Average capitalization of Tudor Tensor Class DS is $24,437,583.

Tudor Tensor Class DS (7)

	March 31, 2014
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$633,227	2.31%	$793,444	$496,517
Energy	276,683	1.01%	346,689	216,949
Interest Rates	161,081	0.59%	201,838	126,305
Metals	315,520	1.15%	395,351	247,401
Stock Indices	677,541	2.48%	848,970	531,263
Currencies	385,781	1.41%	483,390	302,493

TOTAL	$2,449,833	8.95%	$3,069,682	$1,920,928

(7) Average capitalization of Tudor Tensor Class DS is $27,375,276.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund and the Portfolio Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund and the Portfolio Funds.  The magnitude of the Fund’s and the Portfolio Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund and the Portfolio Funds to incur severe losses over a short period of time.   The foregoing VaR table — as well as the past performance of the Fund’s and the Portfolio Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Portfolio Funds have non-trading market risk on its foreign cash balances not needed for margin. These balances (as well as the market risk they represent) are generally immaterial.

The Portfolio Funds also have non-trading market risk on its assets which are held in cash at the clearing broker. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Portfolio Funds after the change in structure — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by FRM and the Trading Advisors of the Portfolio Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Fund and for the trading conducted through Portfolio Funds to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Each Portfolio Fund and its Trading Advisor are monitored by FRM’s investment team.  This coverage provides that each Portfolio Fund and its Trading Advisor are monitored by individuals who have an understanding of the Portfolio Fund and its Trading Advisor, as well as knowledge of the market environment affecting that particular strategy.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$47,365	39,323	$1.2045
1/16/2015	—	—	1.2304
2/1/2015	—	—	1.2611
2/16/2015	425,700	345,789	1.2311
3/01/2015	—	—	1.2593
3/16/2015	—	—	1.2846
4/01/2015	114,840	89,537	1.2826

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$100,000	85,793	$1.1656
1/16/2015	—	—	1.1903
2/1/2015	310,000	254,203	1.2195
2/16/2015	124,000	104,209	1.1899
3/01/2015	68,000	55,889	1.2167
3/16/2015	209,000	168,467	1.2406
4/01/2015	42,000	33,920	1.2382

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.5105
1/16/2015	—	—	1.5440
2/1/2015	—	—	1.5835
2/16/2015	—	—	1.5468
3/01/2015	—	—	1.5832
3/16/2015	—	—	1.6160
4/01/2015	—	—	1.6145

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.2963
1/16/2015	—	—	1.3245
2/1/2015	5,000	3,682	1.3578
2/16/2015	—	—	1.3257
3/01/2015	14,625	10,783	1.3563
3/16/2015	—	—	1.3838
4/01/2015	215,000	155,594	1.3818

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.1158
1/16/2015	—	—	1.1406
2/1/2015	—	—	1.1698
2/16/2015	—	—	1.1426
3/01/2015	145,000	123,985	1.1695
3/16/2015	—	—	1.1938
4/01/2015	—	—	1.1927

(1) Beginning of the period Net Asset Value

Class A Units were subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount.  Class D Units and Class I Units were subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions were directly deducted from subscription amounts.  Class C Units and Class M Units were not subject to upfront sales commissions.

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

Item 5.                                 Other Information

None.

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

3.02(i)   Amendment dated as of May 1, 2015 to the Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC.

3.02 (ii)   Amendment dated as of September 30, 2013 to the Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC

3.02(iii)    Third Amended and Restated Limited Liability Company Operating Agreement of Systematic Momentum FuturesAccess LLC dated as of November 30, 2012

Exhibit 3.02(i), 3.02(ii)

and 3.02(iii):  Are filed herewith

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: May 15, 2015	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer