Form 10-Q
period 2015-06-30
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2015-08-13
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes   ☐  No ☒

As of June 30, 2015, 169,682,222 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR June 30, 2015 ON FORM 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS:

Cash and cash equivalents	$85,471,104	$243,678
Investment in Underlying Funds (Cost $121,223,100 for 2015 and $189,276,756 for 2014)	107,778,153	219,599,631
Receivable from Underlying Funds	830,000	4,280,060
Other assets	—	6,915

TOTAL ASSETS	$194,079,257	$224,130,284

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$693,814	$380,550
Redemptions payable	2,212,562	3,946,883
Other liabilities	396,327	302,140

Total liabilities	3,302,703	4,629,573

MEMBERS’ CAPITAL:
Members’ Capital (169,682,222 Units and 185,070,253 Units outstanding; unlimited Units authorized)	190,776,554	219,500,711
Total members’ capital	190,776,554	219,500,711

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$194,079,257	$224,130,284

NET ASSET VALUE PER UNIT:

Class A	$1.1442	$1.2045
Class C	$1.1018	$1.1656
Class D	$1.4458	$1.5105
Class I	$1.2340	$1.2963
Class M	$1.0680	$1.1158

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014
TRADING PROFIT (LOSS):

Realized, net	$33,319,040	$258,061	$36,393,368	$(13,856,464)
Change in unrealized, net	(55,816,115)	10,184,814	(43,767,822)	12,445,692

Total trading profit (loss), net	(22,497,075)	10,442,875	(7,374,454)	(1,410,772)

INVESTMENT INCOME (EXPENSE):
Interest, net	273	—	275	—

EXPENSES:
Management fee	1,065,654	1,203,450	2,226,130	2,628,697
Other	254,679	190,625	435,766	423,268
Total expenses	1,320,333	1,394,075	2,661,896	3,051,965

NET INVESTMENT INCOME (LOSS)	(1,320,060)	(1,394,075)	(2,661,621)	(3,051,965)

NET INCOME (LOSS)	$(23,817,135)	$9,048,800	$(10,036,075)	$(4,462,737)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	25,382,763	34,828,249	25,736,637	38,362,477
Class C	121,039,055	165,805,602	123,900,489	182,341,986
Class D	3,270,754	5,719,715	3,270,754	7,911,630
Class I	15,245,167	17,345,891	15,327,241	18,187,553
Class M	8,338,103	10,956,920	8,346,679	8,942,814

Net income (loss) per weighted average Unit
Class A	$(0.1380)	$0.0411	$(0.0554)	$(0.0146)
Class C	$(0.1361)	$0.0370	$(0.0572)	$(0.0197)
Class D	$(0.1687)	$0.0413	$(0.0647)	$(0.0374)
Class I	$(0.1474)	$0.0455	$(0.0601)	$(0.0082)
Class M	$(0.1246)	$0.0415	$(0.0474)	$0.0157

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital June 30, 2015
Class A	44,919,355	215,578	(13,434,418)	31,700,515	26,447,606	474,649	(1,644,566)	25,277,689
Class C	208,733,990	3,862,057	(60,696,832)	151,899,215	131,433,730	706,472	(14,230,568)	117,909,634
Class D	10,103,544	—	(6,832,791)	3,270,753	3,270,753	—	(321,750)	2,949,003
Class I	19,789,101	197,782	(3,309,600)	16,677,283	15,579,536	170,060	(541,804)	15,207,792
Class M	4,445,192	8,024,072	(1,795,412)	10,673,852	8,338,628	123,985	(124,509)	8,338,104

Total Members’ Units	287,991,182	12,299,489	(86,069,053)	214,221,618	185,070,253	1,475,166	(16,863,197)	169,682,222

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015
Class A	$46,575,864	$213,990	$(13,504,088)	$(559,364)	$32,726,402	$31,855,022	$587,905	$(2,093,686)	$(1,425,322)	$28,923,919
Class C	211,561,932	3,764,000	(59,205,685)	(3,598,120)	152,522,127	153,204,368	858,000	(17,063,266)	(7,082,025)	129,917,077
Class D	12,941,674	—	(8,442,972)	(295,832)	4,202,870	4,940,417	—	(465,187)	(211,599)	4,263,631
Class I	21,996,156	212,328	(3,564,998)	(150,013)	18,493,473	20,196,513	234,625	(742,957)	(921,570)	18,766,611
Class M	4,206,402	7,424,070	(1,639,050)	140,592	10,132,014	9,304,391	145,000	(148,516)	(395,559)	8,905,316

Total Members’ Units	$297,282,028	$11,614,388	$(86,356,793)	$(4,462,737)	$218,076,886	$219,500,711	$1,825,530	$(20,513,612)	$(10,036,075)	$190,776,554

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2826	$1.2382	$1.6145	$1.3818	$1.1927

Net realized and net change in unrealized trading profit (loss)	(0.1323)	(0.1275)	(0.1668)	(0.1426)	(0.1233)
Expenses	(0.0061)	(0.0089)	(0.0019)	(0.0052)	(0.0014)

Net asset value, end of period	$1.1442	$1.1018	$1.4458	$1.2340	$1.0680

Total Return: (a)

Total return	-10.79%	-11.02%	-10.45%	-10.70%	-10.46%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.49%	0.74%	0.12%	0.40%	0.12%

Net investment income (loss)	-0.49%	-0.74%	-0.12%	-0.40%	-0.12%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The ratios do not reflect the proportionate share of expense from the FuturesAccess Portfolio Funds and the Underlying Funds.

(c)          The ratios are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2045	$1.1656	$1.5105	$1.2963	$1.1158

Net realized and net change in unrealized trading profit (loss)	(0.0484)	(0.0463)	(0.0615)	(0.0523)	(0.0455)
Expenses	(0.0119)	(0.0175)	(0.0032)	(0.0100)	(0.0023)

Net asset value, end of period	$1.1442	$1.1018	$1.4458	$1.2340	$1.0680

Total Return: (a)

Total return	-5.00%	-5.47%	-4.28%	-4.81%	-4.28%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.95%	1.45%	0.20%	0.75%	0.20%

Net investment income (loss)	-0.95%	-1.45%	-0.20%	-0.75%	-0.20%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The ratios do not reflect the proportionate share of expense from the FuturesAccess Portfolio Funds and the Underlying Funds.

(c)          The ratios are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$0.9905	$0.9658	$1.2282	$1.0629	$0.9074

Net realized and net change in unrealized trading profit (loss)	0.0465	0.0452	0.0577	0.0499	0.0426
Expenses	(0.0046)	(0.0069)	(0.0009)	(0.0039)	(0.0008)

Net asset value, end of period	$1.0324	$1.0041	$1.2850	$1.1089	$0.9492

Total Return: (a)

Total return	4.22%	3.96%	4.62%	4.33%	4.62%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.46%	0.71%	0.08%	0.36%	0.08%

Net investment income (loss)	-0.46%	-0.71%	-0.08%	-0.36%	-0.08%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The ratios do not reflect the proportionate share of expense from the FuturesAccess Portfolio Funds.

(c)          The ratios are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.0369	$1.0135	$1.2809	$1.1115	$0.9463

Net realized and net change in unrealized trading profit (loss)	0.0047	0.0044	0.0061	0.0051	0.0045
Expenses	(0.0092)	(0.0138)	(0.0020)	(0.0077)	(0.0016)

Net asset value, end of period	$1.0324	$1.0041	$1.2850	$1.1089	$0.9492

Total Return: (a)

Total return	-0.44%	-0.93%	0.31%	-0.24%	0.31%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.92%	1.42%	0.17%	0.72%	0.17%

Net investment income (loss)	-0.92%	-1.42%	-0.17%	-0.72%	-0.17%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The ratios do not reflect the proportionate share of expense from the FuturesAccess Portfolio Funds.

(c)          The ratios are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                          ORGANIZATION

Man FRM Managed Futures Strategies LLC (the “Fund”), a Delaware limited liability company, is a managed futures fund of funds managed by FRM Investment Management (USA) LLC (the “Manager” or “FRM”). FRM is registered as a commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act.  FRM is also registered as an investment adviser under the Investment Advisers Act of 1940. FRM is an indirect and wholly-owned subsidiary of Man Group plc (the “Man Group”). The Fund was organized under the Delaware Limited Liability Company Act in March 2007 and commenced operations in April 2007. The Fund is an investment company as defined by Accounting Standards Codification (“ASC”) guidance. The Fund was previously known as “Systematic Momentum FuturesAccess LLC”.

Prior to May 1, 2015, the Fund was a participating fund in the FuturesAccessSM Program (“FuturesAccess”) sponsored by Merrill Lynch Alternative Investments LLC (“MLAI”). The Fund operated as a “fund of funds”, allocating and reallocating its capital among underlying FuturesAccess Funds (“FuturesAccess Portfolio Funds” or “Portfolio Funds”). MLAI was the sponsor and manager of the Fund prior to May 1, 2015. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.

Pursuant to an Asset Purchase Agreement dated as of December 8, 2014 between MLAI and Man Principal Strategies Corp. (a wholly-owned subsidiary of Man Group), Man Group purchased, among other assets, the rights of MLAI and its affiliates under certain agreements relating to the management of the Fund. FRM replaced MLAI as manager of the Fund on May 1, 2015, upon the closing of such purchase. Effective as of May 1, 2015, the Fund was renamed “Man FRM Managed Futures Strategies LLC”.

Under the direction of the Manager, the Fund allocates its capital among a group of underlying funds (each an “Underlying Fund”, and collectively the “Underlying Funds”) which, in turn, allocate capital to master funds (each a Master Fund and collectively the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of commodity trading advisors unaffiliated with FRM (each a “Trading Advisor” and collectively the “Trading Advisors”).

The Manager invests the Fund’s assets in Underlying Funds that are on the FRM platform. The Underlying Funds accessed by the Fund are generally established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, generally established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 2). Presently there are six Underlying Funds (see Note 2). The Manager serves as CPO of the Underlying Funds and Master Funds.

Unless the context otherwise requires, references in these financial statements to the investment process, strategies, objectives or activities of the Underlying Fund refer to the investment activities of the Master Fund through which the Underlying Fund and Fund indirectly conduct their investment processes, strategies, objectives and activities.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Fund does not hold any cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.                          INVESTMENTS IN UNDERLYING FUNDS

As of April 30, 2015, the Fund fully redeemed its investment in the following MLAI Portfolio Funds. Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”).

During May 2015, the Fund invested in a new group of Underlying Funds. As of June 30, 2015, the six Underlying Funds in which the Fund is invested in, and the respective Master Funds in which the Underlying Funds are invested in, are: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) Carlisle Delaware Feeder LLC (“Carlisle”) which invests in Carlisle Fund Limited, (iv) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Underlying Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Underlying Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Underlying Funds. In the process of rebalancing, the Fund’s allocation to any individual Underlying Fund may range between 3% - 25% of the Fund’s Net Asset Value (“NAV”).

The investment transactions were accounted for on trade date. The investments in the Underlying Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Underlying Funds which approximates fair value. The fair value was net of all fees relating to the Underlying Funds, paid or accrued. Additionally, FRM monitored the performance of the Underlying Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Underlying Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Underlying Funds’ respective Trading Advisors.

The details of investments in FuturesAccess Portfolio Funds and in Underlying Funds at and for the six month period ended June 30, 2015 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 6/30/15	Redemptions Permitted
Transtrend*	0.00%	$—	$501,384	$—	Semi-Monthly
Winton*	0.00%	—	407,901	—	Semi-Monthly
Aspect*	0.00%	—	(509,070)	—	Semi-Monthly
John Locke*	0.00%	—	1,283,475	—	Semi-Monthly
Blue trend*	0.00%	—	2,862,359	—	Monthly
Tudor*	0.00%	—	1,341,872	—	Semi-Monthly
Lynx*	0.00%	—	714,472	—	Semi-Monthly
Blakeney**	8.36%	15,953,527	(976,473)	16,911,894	Weekly
Silver**	10.77%	20,546,969	(2,898,031)	23,300,604	Weekly
Quantica MF**	11.80%	22,510,442	(1,574,558)	24,120,021	Weekly
CCP Core Macro**	6.43%	12,270,370	(1,849,630)	14,122,544	Weekly
Campbell**	12.87%	24,554,456	(3,835,544)	28,378,225	Weekly
Carlisle**	6.26%	11,942,389	(2,842,611)	14,389,812	Weekly

	56.49%	$107,778,153	$(7,374,454)	$121,223,100

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015.

** Underlying Funds added in May 2015.

The details of investments in FuturesAccess Portfolio Funds at and for the year ended December 31, 2014 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/14	Redemptions Permitted
Transtrend	16.01%	$35,135,941	$6,109,429	$30,017,854	Semi-Monthly
Altis*	0.00%	—	(2,921,043)	—	Semi-Monthly
Winton	20.01%	43,919,926	5,371,945	34,600,181	Semi-Monthly
Aspect	11.00%	24,155,959	6,196,491	18,962,783	Semi-Monthly
John Locke	11.00%	24,155,960	5,249,513	21,004,423	Semi-Monthly
BlueTrend	16.01%	35,135,941	2,681,711	35,682,511	Monthly
Tudor	11.00%	24,155,959	3,350,358	23,243,054	Semi-Monthly
Lynx	15.01%	32,939,945	7,623,039	25,765,950	Semi-Monthly

	100.04%	$219,599,631	$33,661,443	$189,276,756

* Altis liquidated as of March 31, 2014.

There are no investments held by the Underlying Funds that in the aggregate exceed 5% of the Fund’s members’ capital. The following is summarized financial information for each of the FuturesAccess Portfolio Funds and the Underlying Funds:

	For the six months ended June 30, 2015
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Aspect*	$404,556	$(169,723)	$(4,910,852)	$(4,676,019)
BlueTrend*	9,245,595	(170,694)	(2,259,861)	6,815,040
John Locke*	1,864,422	(74,165)	(506,783)	1,283,474
Lynx *	2,414,522	(79,733)	(1,344,163)	990,626
Transtrend*	1,877,424	(177,794)	(921,164)	778,466
Tudor*	1,983,906	(127,346)	(514,687)	1,341,873
Winton*	25,719,496	(335,422)	(24,207,340)	1,176,734
Blakeney**	(936,034)	—	(46,155)	(982,189)
Campbell**	(3,780,290)	—	(56,611)	(3,836,901)
Carlisle**	(2,802,703)	—	(41,650)	(2,844,353)
CCP Core Macro**	(1,819,776)	—	(31,210)	(1,850,986)
Quantica MF**	(1,517,604)	—	(57,654)	(1,575,258)
Silver**	(2,969,620)	—	(55,035)	(3,024,655)

Total	$29,683,894	$(1,134,877)	$(34,953,165)	$(6,404,148)

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015. The information above reflects income and expenses of the related FuturesAccess Portfolio Fund for the period from January 1, 2015 through April 30, 2015.

** Underlying Funds added in May 2015.

	For the six months ended June 30, 2014
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Altis*	$(2,692,878)	$(50,824)	$(177,341)	$(2,921,043)
Aspect	(97,582)	(282,584)	(2,888,639)	(3,268,805)
BlueTrend	4,952,228	(314,110)	(1,715,218)	2,922,900
John Locke	298,054	(120,000)	(341,221)	(163,167)
Lynx	1,130,576	(93,561)	(598,006)	439,009
Transtrend	3,397,486	(299,490)	(1,034,775)	2,063,221
Tudor	(885,218)	(288,099)	(335,026)	(1,508,343)
Winton	47,404,187	(614,274)	(24,737,400)	22,052,513

Total	$53,506,853	$(2,062,942)	$(31,827,626)	$19,616,285

* Altis liquidated as of March 31, 2014.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. FRM’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. Although ASU 2015-07 (“the amendment”) will be effective beginning in the first quarter of 2016, early adoption is permitted for fiscal periods ending prior to that date.  The Manager has elected to adopt the amendment early, and the impact of adoption is limited to the notes to the financial statements.

As of June 30, 2015 and December 31, 2014, all of the investments were fair valued using the NAV of the FuturesAccess Portfolio Funds and the Underlying Funds.

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the underlying Master Funds’ financial assets (liabilities) at fair value through profit or loss on such derivative instruments as reflected in the statements of financial position of the Master Funds. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the underlying Master Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

FRM has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Master Funds, calculating the NAV of the Fund and the Underlying Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While FRM does not intervene in the markets to hedge or diversify the Underlying Funds’ market exposure, FRM may urge the respective Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that FRM’s basic risk control procedures will consist of the ongoing process of monitoring the Trading Advisors, with the market risk controls being applied by the respective Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the financial assets (liabilities) at fair value through profit or loss, if any, included in the Master Funds’ statements of financial position.

As of May 1, 2015, the Underlying Funds held by the Fund generally do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Underlying Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

Credit risk is the possibility that a loss may occur from the failure of a counterparty to make payments according to the terms of a contract. The Fund’s exposure to credit risk is contingent upon the Underlying Funds and the brokers and counterparties which the Underlying Funds transact business with as well as amounts recorded as assets in the Statement of Financial Condition.

Cash held as deposits may exceed the amount of federal insurance provided on such deposits and are therefore subject to credit risk.

Concentration Risk

The Fund’s investments in the Underlying Funds are subject to the market and credit risk of the Underlying Funds. Because the majority of the Fund’s capital is invested in the Underlying Funds, any changes in the market conditions that would adversely affect the Underlying Funds could significantly impact the solvency of the Fund.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify certain parties including FRM affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, FRM expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.                          RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Former Transfer Agent”), an affiliate of MLAI, which was in place through April 30, 2015. The fees charged by the Former Transfer Agent for its services were based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranged from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI.  Effective as of May 1, 2015, The Bank of New York Mellon, a corporation organized under the laws of the State of New York, through its Alternative Investment Services division (“AIS”), serves as the administrator, registrar and transfer agent (“New Transfer Agent”) for the Fund pursuant to an Administrative Services Agreement. The New Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of units.  The New Transfer Agent is not a related party of the Fund.

The Former Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2015, and 2014 amounted to $4,022 and $11,631, respectively. The Former Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2015 and 2014 amounted to $15,177 and $26,289, respectively. There was $7,681 and $6,615 payable to the Former Transfer Agent as of June 30, 2015 and December 31, 2014, respectively.

The Manager receives monthly management fees (“Management Fees”) based on the aggregate NAV of the Class of Units. The respective Management Fee rates are: Class A Units 1.5% per annum; Class C Units 2.5% per annum; and Class I Units 1.1% per annum. Class D Units and Class M Units are not charged Management Fees.  Prior to May 1, 2015, Management fees were known as sponsor fees and were paid to MLAI.

6.                          SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis and Results of Operations

Unless the context otherwise requires, references in this Form 10Q to the investment process, strategies, objectives and activities of the Underlying Fund refer to the investment activities of the Master Fund through which the Underlying Fund and Fund indirectly conduct their investment processes, strategies, objectives and activities.

MONTH-END NET ASSET VALUE PER UNIT

The NAV of the Fund is equivalent to its total assets less its total liabilities as of any valuation day.  Appreciation or depreciation in the NAV of the Fund is based upon appreciation or depreciation in the value of investments in Underlying Funds that are held by the Fund, with appropriate adjustments for assets and liabilities of the Fund. The different Classes of Units will have a different NAV due to the different Management Fees charged to these Classes.  The NAV is calculated on the last calendar day of each month and/or last business day of each week and/or such other days as the Manager may determine in its sole discretion.

FRM believes that the NAV used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  The charts below reference NAV at the specified valuation dates.

MONTH-END NAV PER UNIT CLASS A

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905	$0.9871	$0.9958	N/A	$0.9970	N/A	$1.0221	N/A	$1.0288	N/A	$1.0324
2015	$1.2304	$1.2611	$1.2311	$1.2593	$1.2846	$1.2826	$1.2986	$1.2308	$1.2308	$1.2183	$1.2351	$1.2319	$1.2013	$1.1770	$1.1742	$1.1442

MONTH-END NAV PER UNIT CLASS C

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658	$0.9620	$0.9701	N/A	$0.9709	N/A	$0.9950	N/A	$1.0011	N/A	$1.0041
2015	$1.1903	$1.2195	$1.1899	$1.2167	$1.2406	$1.2382	$1.2531	$1.1872	$1.1872	$1.1746	$1.1906	$1.1872	$1.1576	$1.1338	$1.1310	$1.1018

MONTH-END NAV PER UNIT CLASS D

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282	$1.2247	$1.2363	N/A	$1.2386	N/A	$1.2706	N/A	$1.2798	N/A	$1.2850
2015	$1.5440	$1.5835	$1.5468	$1.5832	$1.6160	$1.6145	$1.6357	$1.5513	$1.5513	$1.5364	$1.5581	$1.5544	$1.5163	$1.4862	$1.4829	$1.4458

MONTH-END NAV PER UNIT CLASS I

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629	$1.0594	$1.0689	N/A	$1.0704	N/A	$1.0975	N/A	$1.1049	N/A	$1.1089
2015	$1.3245	$1.3578	$1.3257	$1.3563	$1.3838	$1.3818	$1.3993	$1.3265	$1.3265	$1.3132	$1.3314	$1.3280	$1.2952	$1.2691	$1.2661	$1.2340

MONTH-END NAV PER UNIT CLASS M

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074	$0.9048	$0.9133	N/A	$0.9150	N/A	$0.9386	N/A	$0.9454	N/A	$0.9492
2015	$1.1406	$1.1698	$1.1426	$1.1695	$1.1938	$1.1927	$1.2083	$1.1459	$1.1459	$1.1350	$1.1510	$1.1483	$1.1201	$1.0979	$1.0955	$1.0680

Liquidity and Capital Resources

The Fund and the Underlying Funds through their related Master Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s and Underlying Funds’ U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Master Funds’ assets are held in cash. The NAV of the Master Funds’ cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

An Underlying Fund through its Master Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Underlying Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

There is no established public trading market for the Units.  Investors in the Fund generally may redeem any or all of their Units at NAV, in whole or fractional Units, effective as of the last business day of each week (“Redemption Date”), upon submitting a redemption request by the “Redemption Notice Date,” which is four business days prior to the Redemption Date.  The NAV of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in NAV during the period between submission of their redemption request and the applicable Redemption Date.

As a commodity pool, the Fund indirectly maintains an extremely large percentage of its assets in cash through the underlying Master Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Underlying Fund has the ability to fund redemption proceeds from liquidating Master Fund positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, FRM or its affiliate, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine, in its discretion which investments should be liquidated.

For the six months ended June 30, 2015 the Fund’s capital decreased 13.09% from $219,500,711 to $190,776,554.  This decrease was attributable to the net loss from operations of $10,036,075, coupled with the redemption of 16,863,197 Units resulting in an outflow of $20,513,612.  The cash outflow was offset with cash inflow of $1,825,530 due to subscriptions of 1,475,166 Units. Future redemptions could impact the amount of funds available for investment in the Underlying Funds in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the NAV of the Fund, including reducing the NAV of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and each Master Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Master Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Master Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Master Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of the currency forward counterparties with which the Master Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2015:

March 31, 2015

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	1,613,161	32.86%
Currencies - Futures	(26,105)	-0.53%
Currencies - Forwards	(177,860)	-3.62%
Energy	306,419	6.24%
Interest rates	3,328,997	67.81%
Metals	(673,049)	-13.71%
Stock indices	537,484	10.95%

Total	$4,909,047	100%

The Fund experienced a net trading profit for the first quarter ended March 31, 2015 of $15,122,621.

In the first quarter, returns were positive in January and March, with a slight dip in February. Continuing trends in fixed income, equity indices, currencies and energies drove performance.

Reference herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s underlying Portfolio Funds.  Reference herein to the trading and portfolio of the Portfolio Funds refers to such trading and portfolios generally.

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

April 1, 2015 to June 30, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Underlying Fund level and the allocation to each Underlying Fund as of June 30, 2015:

June 30, 2015

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	(635,948)	33.18%
Currencies - Futures	42,336	-2.21%
Currencies - Forwards	(625,456)	32.64%
Energy	(153,526)	8.01%
Interest rates	379,848	-19.82%
Metals	728,895	-38.03%
Stock indices	(1,652,538)	86.23%

Total	$(1,916,389)	100%

The Fund experienced a net trading loss for the second quarter ended June 30, 2015 of $22,497,075.

Returns were negative for each month of the second quarter, culminating in a challenging June for many Trading Advisors.

Reference herein to the Fund’s trading refer to such trading conducted, and portfolios held, through the Master Funds generally (provided that references with respect to April 2015 refer to the Fund’s trading conducted, and portfolios held, through the FuturesAccess Portfolio Funds generally).

The second quarter started off with reversals across asset classes and markets. With many trends appearing extended and mature coming into April, many sectors and markets reversed around at the same time. Markets were relatively quiet during May, with mixed performance in equities, slight weakness in fixed income and a rebound in the U.S. dollar against most major currencies.  Greece dominated the headlines in Europe, as markets speculated about the country’s ability to repay an IMF loan due in early June.  The uncertainty caused European equity markets, the euro, and European fixed income to finish May lower. Volatility towards the end of the second quarter due to low levels of liquidity, uncertainty over the outcome of the Greek referendum and the sharp reversal in the Chinese equity markets proved a difficult environment for many trend following managers.

Equities were mixed during the second quarter. In April equity indices were profitable for the Fund. Long exposures in the U.S. and Asia helped the asset class. May was mixed; however, Japanese exposure benefited the Fund. Equities were a meaningful detractor during June with long positions across all regions adding to the negative results.

Fixed income detracted from performance during the second quarter. Yields reversed in April and began to rise from the low levels they had reached in March. Poor growth numbers in the United States, the possibility that rate hikes might be delayed and better economic performance in Europe all contributed to negative performance. Poor performance continued in May as long exposure in German bunds, U.S. treasuries and Japanese government bonds generated losses. Fixed income was a minor detractor during June with gains in U.S. bonds, French Obligations Assimilables du Trésor, Italian Buoni del Tesoro Poliennalis and German bunds not being sufficient to fully offset losses in Japanese government bonds and British gilts.

In currencies, the U.S. dollar experienced a big reversal to start the second quarter, falling against several foreign currencies. Short positions in the Euro and Japanese yen were the worst hit. However, currencies were a leading contributor during May as the U.S. dollar reversed and benefited trend following managers. This was most noticeable against the Euro and Japanese yen. Currencies ended the quarter negative with Japanese yen and Euro shorts accounting for significant losses during June.

In commodities, a weaker U.S. Dollar coupled with an improving growth outlook in Europe led to higher energy prices. Short positions suffered losses as a result during April. Some other sectors such as industrial metals and softs also experienced reversals from the prevailing trend and added to losses. Shorts in softs and energies were a major detractor during June.

In terms of positioning, overall risk levels were reduced during the end of the second quarter. In commodities, the Trading Advisors remain broadly short most subsectors. Equities positions have been cut on the back of the losses and the level of exposure has come down relative to the end of May. Exposure to foreign exchange has increased slightly with long British pound and short Euro and short Japanese yen being the main areas of risk concentration. Long fixed income positioning continues to edge towards the lower end of the range.

January 1, 2014 to March 31, 2014

January 1, 2014 to March 31, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2014:

March 31, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	2,117,741	47.63%
Currencies - Futures	95,667	2.15%
Currencies - Forwards	828,532	18.63%
Energy	(186,834)	-4.20%
Interest rates	253,043	5.69%
Metals	(205,062)	-4.61%
Stock indices	1,543,252	34.71%

Total	$4,446,339	100%

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

In currencies, the Portfolio Funds had mixed positioning coming into the first quarter. Long positions in European currencies like the Euro, British Pound and Swiss Franc were balanced against short positions in the Japanese Yen, Canadian Dollar and Australian Dollar. The downward trend in the Japanese Yen continued for part of the quarter and Portfolio Funds made money, but there were reversals in the remaining major currency positions, leading to small losses.

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

April 1, 2014 to June 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of June 30, 2014:

June 30, 2014

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agriculture	335,233	5.58%
Currencies - Futures	543,442	9.05%
Currencies - Forwards	(53,380)	-0.89%
Energy	701,193	11.67%
Interest rates	3,178,992	52.91%
Metals	286,607	4.77%
Stock indices	1,016,048	16.91%

Total	$6,008,135	100%

The Fund experienced a net trading profit for the quarter ended June 30, 2014 of $10,442,875.

References herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Portfolio Funds.  Reference herein to the trading and portfolios of the Portfolio Funds refer to such trading and portfolios generally.

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

In currencies, the Portfolio Funds lost money. The U.S. Dollar exhibited somewhat choppy moves, falling in April, rising in May and falling again in June. The Portfolio Funds were profitable trading the British Pound, but lost money in their Japanese Yen and Euro exposures. Losses in April and May were somewhat made up for by gains in June.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a) (4) and 303(a) (5) of Regulation S-K.)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Introduction

The FuturesAccess Portfolio Funds and the Underlying Funds are speculative commodity pools. The market sensitive instruments held by the FuturesAccess Portfolio Funds and the Underlying Funds are acquired for speculative trading purposes and all or substantially all of the FuturesAccess Portfolio Funds and the Underlying Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Underlying Funds’ main line of business.

Market movements result in frequent changes in the fair market value of the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions and, consequently, in their earnings and cash flows. The FuturesAccess Portfolio Funds and the Underlying Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions and the liquidity of the markets in which they trade.

The FuturesAccess Portfolio Funds and the Underlying Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance and the Fund’s and the FuturesAccess Portfolio Funds and the Underlying Funds’ past performance is not necessarily indicative of future results.

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund and the FuturesAccess Portfolio Funds and the Underlying Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s and the FuturesAccess Portfolio Funds and the Underlying Funds’ speculative trading and the recurrence in the markets traded by the Fund, the FuturesAccess Portfolio Funds and the Underlying Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s and the FuturesAccess Portfolio Funds and the Underlying Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s and the FuturesAccess Portfolio Funds and the Underlying Funds’ losses in any market sector will be limited to VaR or by the Fund’s and the FuturesAccess Portfolio Funds and the Underlying Funds’ attempts to manage market risk.

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

The Fund’s risk exposure in the various market sectors traded by the FuturesAccess Portfolio Funds and the Underlying Funds is quantified below in terms of VaR. Due to the Underlying Funds’ fair value accounting, any loss in the fair value of the Underlying Funds’ open positions is directly reflected in the Underlying Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Prior to May 1, 2015, exchange maintenance margin requirements have been used by the FuturesAccess Portfolio Funds as the measure of their VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.  In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the FuturesAccess Portfolio Funds), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.  During the period prior to May 1, 2015, 100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects (which would reduce the VaR estimates) resulting from the fact that the FuturesAccess Portfolio Funds’ positions were rarely, if ever, 100% positively correlated, were not reflected during this time period.

On and after May 1, 2015, VaR was calculated for each Underlying Fund by first calculating VaR with respect to each Master Fund and adjusting based on the Underlying Fund’s pro-rata ownership of the Master Fund.  VaR of the Master Funds is based on a one day 99% Monte Carlo model VaR utilizing 1,000 simulations.  The sector breakdown of VaR for each Master Fund is based on an incremental VaR calculated for each position that is aggregated across each of the sectors presented below.

There are various ways of calculating VaR, and each methodology will not yield the same result.  Differences between VaR methodologies could be material as the underlying assumptions will vary.

The Underlying Funds’ Trading Value at Risk in Different Market Sectors

The following information with respect to VaR is set forth in respect of the Underlying Funds separately, rather than for the Fund.

The following tables indicate the average, highest, and lowest trading VaR associated with the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions by market category for the six month periods ended June 30, 2015 and 2014. (For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Aspect DS (1) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$543,879	2.24%	$720,573	$156,090
Currencies	485,971	2.01%	1,004,655	280,131
Energy	205,769	0.85%	379,796	132,210
Interest Rates	887,875	3.67%	973,255	813,515
Metals	163,258	0.67%	339,839	93,411
Stock Indices	159,818	0.66%	219,055	125,332

TOTAL	$2,446,570	10.10%	$3,637,173	$1,600,689

(1) Average capitalization of Aspect Class DS was $24,217,973.

* Aspect redeemed as of April 30, 2015.

BlueTrend DS (2) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$122,456	0.34%	$384,364	$29,501
Currencies	893,239	2.53%	1,859,704	479,274
Energy	219,718	0.62%	305,405	32,721
Interest Rates	1,683,631	4.74%	2,429,552	3,242
Metals	111,620	0.31%	146,717	83,857
Stock Indices	413,534	1.16%	463,806	332,988

TOTAL	$3,444,198	9.70%	$5,589,548	$961,583

(2) Average capitalization of BlueTrend Class DS was $35,498,838.

* BlueTrend redeemed as of April 30, 2015.

John Locke DS (3) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$1,189,626	4.88%	$1,258,388	$1,052,845
Currencies	38,559	0.16%	40,787	34,125
Energy	220,250	0.90%	232,981	194,926
Interest Rates	1,723,369	7.07%	1,822,982	1,525,219
Metals	262,751	1.08%	277,938	232,540
Stock Indices	241,105	0.99%	255,041	213,383

TOTAL	$3,675,660	15.08%	$3,888,117	$3,253,038

(3) Average capitalization of John Locke Class DS was $24,336,141.

* John Locke redeemed as of April 30, 2015.

Lynx DS (4) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$807,721	2.44%	$1,178,332	$11,089
Currencies	69,933	0.21%	85,323	58,253
Energy	249,568	0.75%	349,352	43,665
Interest Rates	2,109,893	6.39%	2,979,873	297,054
Metals	213,437	0.64%	289,286	63,272
Stock Indices	623,944	1.88%	1,111,938	414,656

TOTAL	$4,074,496	12.31%	$5,994,104	$887,989

(4) Average capitalization of Lyns Class DS was $33,102,183.

* Lynx redeemed as of April 30, 2015.

Transtrend DS (5) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$1,719,219	4.87%	$2,438,783	$241,557
Currencies	298,297	0.84%	702,840	150,284
Energy	275,614	0.78%	301,361	245,525
Interest Rates	1,583,766	4.49%	1,950,399	1,028,515
Metals	116,112	0.33%	281,383	56,107
Stock Indices	758,297	2.15%	887,668	618,065
Others	143,713	0.41%	143,713	143,713

TOTAL	$4,895,018	13.87%	$6,706,147	$2,483,766

(5) Average capitalization of Transtrend Class DS was $35,315,715.

* Transtrend redeemed as of April 30, 2015.

Tudor Tensor DS (6) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$447,314	1.83%	$628,215	$567,932
Currencies	250,250	1.03%	351,455	317,730
Energy	8,935	0.04%	12,548	11,344
Interest Rates	278,368	1.14%	390,945	353,431
Metals	1,258,617	5.16%	1,571,426	558,800
Stock Indices	123,826	0.51%	173,904	157,216

TOTAL	$2,367,310	9.71%	$3,128,493	$1,966,453

(6) Average capitalization of Tudor Tensor Class DS was $24,390,855.

* Tudor Tensor redeemed as of April 30, 2015.

Winton DS (7) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$304,057	0.69%	$419,487	$122,260
Currencies	537,387	1.21%	1,819,461	84,999
Energy	305,886	0.69%	668,557	142,914
Interest Rates	1,528,473	3.45%	2,163,220	472,487
Metals	380,153	0.86%	459,897	308,843
Stock Indices	197,131	0.45%	263,266	101,960

TOTAL	$3,253,087	7.35%	$5,793,888	$1,233,463

(7) Average capitalization of Winton Class DS was $44,253,768.

* Winton redeemed as of April 30, 2015.

Blakeney (8) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$13,239	0.08%	$20,504	$5,972
Energy	39,787	0.25%	57,151	22,423
Interest Rates	43,288	0.27%	82,759	3,818
Metals	27,154	0.17%	43,547	10,761
Stock Indices	192,513	1.21%	196,113	188,913
Currencies	74,978	0.47%	81,874	68,083

TOTAL	$390,959	2.45%	$481,948	$299,970

(8) Average capitalization of Blakeney is $15,855,781.

* Blakeney added in May 2015.

Campbell (9) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$149,773	0.58%	$266,227	$33,319
Energy	27,064	0.10%	51,154	2,974
Interest Rates	30,456	0.12%	33,048	27,865
Metals	188,572	0.73%	347,565	29,579
Stock Indices	159,467	0.61%	230,333	88,602
Currencies	444,460	1.71%	466,861	422,058

TOTAL	$999,792	3.85%	$1,395,188	$604,397

(9) Average capitalization of Campbell is $25,969,861.

* Campbell added in May 2015.

Carlisle (10) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$54,080	0.35%	$68,192	$39,968
Energy	32,337	0.21%	46,965	17,709
Interest Rates	31,064	0.20%	42,640	19,487
Metals	76,199	0.49%	147,925	4,473
Stock Indices	328,304	2.12%	382,070	274,540
Currencies	94,229	0.61%	94,275	94,184
Other	59,146	0.38%	86,143	32,147

TOTAL	$675,359	4.36%	$868,210	$482,508

(10) Average capitalization of Carlisle is $15,504,880.

* Carlisle added in May 2015.

CCPCore Macro (11) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$21,285	0.16%	$31,773	$10,797
Energy	17,865	0.14%	18,869	16,861
Interest Rates	21,821	0.17%	37,880	5,762
Metals	20,135	0.15%	35,026	5,244
Stock Indices	273,361	2.08%	304,273	242,449
Currencies	65,813	0.50%	83,455	48,171

TOTAL	$420,280	3.20%	$511,276	$329,284

(11) Average capitalization of CCPCore Macro is $13,135,329.

* CCPCore Macro added in May 2015.

Quantica MF(12) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$26,297	0.11%	$28,200	$24,393
Energy	11,260	0.05%	16,594	5,927
Interest Rates	43,201	0.18%	48,025	38,376
Metals	2,001	0.01%	3,119	884
Stock Indices	499,381	2.13%	549,858	448,903
Currencies	58,813	0.25%	71,859	45,768

TOTAL	$640,953	2.73%	$717,655	$564,251

(12) Average capitalization of Quantica MF is $23,448,082.

* Quantica MF added in May 2015.

Silver (13) *

	June 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$35,962	0.15%	$43,749	$28,174
Energy	22,455	0.09%	39,626	5,284
Interest Rates	49,592	0.21%	53,229	45,955
Metals	46,761	0.20%	92,467	1,056
Stock Indices	354,262	1.48%	490,108	218,417
Currencies	168,798	0.71%	183,763	153,832

TOTAL	$677,830	2.84%	$902,942	$452,718

(13) Average capitalization of Silver is $23,861,721.

* Silver added in May 2015.

Aspect DS (1) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$396,532	1.52%	$776,764	$78,350
Energy	180,965	0.70%	319,405	66,790
Interest Rates	826,374	3.17%	1,297,702	344,468
Metals	287,475	1.10%	330,446	257,808
Stock Indices	677,125	2.60%	941,720	474,039
Currencies	201,822	0.78%	389,007	45,486

TOTAL	$2,570,293	9.87%	$4,055,044	$1,266,941

(1) Average capitalization of Aspect Class DS was $26,037,414.

BlueTrend DS (2) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$923,733	2.21%	$1,352,379	$449,788
Energy	438,695	1.06%	755,791	233,863
Interest Rates	1,060,509	2.54%	1,769,234	609,001
Metals	124,842	0.30%	201,954	49,456
Stock Indices	650,930	1.56%	1,326,936	96,019
Currencies	1,145,434	2.74%	1,650,348	573,462

TOTAL	$4,344,143	10.41%	$7,056,642	$2,011,589

(2) Average capitalization of BlueTrend Class DS was $41,801,272.

John Locke DS (3) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$1,139,420	4.35%	$1,973,890	$354,625
Energy	163,509	0.62%	343,274	2,466
Interest Rates	520,461	1.99%	1,045,672	50,893
Metals	400,626	1.53%	520,324	283,650
Stock Indices	785,482	3.00%	1,096,769	486,034
Currencies	650,975	2.48%	1,091,099	262,233

TOTAL	$3,660,473	13.97%	$6,071,028	$1,439,901

(3) Average capitalization of John Locke Class DS was $26,208,715.

Lynx DS (4) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$892,605	2.94%	$1,149,998	$778,171
Energy	305,329	1.00%	605,597	48,094
Interest Rates	1,268,569	4.17%	2,593,058	138,334
Metals	992,727	3.27%	1,286,152	702,017
Stock Indices	574,861	1.89%	1,326,223	49,392
Currencies	758,321	2.49%	1,092,608	448,239

TOTAL	$4,792,412	15.76%	$8,053,636	$2,164,247

(4) Average capitalization of Lyns Class DS was $30,403,280.

Transtrend DS (5) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$1,795,177	4.46%	$2,578,189	$1,227,633
Energy	1,215,830	3.02%	2,241,297	304,193
Interest Rates	1,046,122	2.60%	1,555,795	672,243
Metals	221,798	0.55%	356,217	100,870
Stock Indices	600,319	1.49%	829,187	437,184
Currencies	1,422,369	3.54%	1,816,303	1,155,744

TOTAL	$6,301,615	15.66%	$9,376,988	$3,897,867

(5) Average capitalization of Transtrend Class DS was $40,217,326.

Tudor Tensor DS (6) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$423,689	1.62%	$793,444	$187,654
Energy	361,967	1.38%	479,343	216,949
Interest Rates	323,553	1.23%	520,900	126,305
Metals	670,291	2.56%	1,098,617	247,401
Stock Indices	388,572	1.48%	848,970	87,279
Currencies	525,159	2.00%	712,222	302,493

TOTAL	$2,693,231	10.27%	$4,453,496	$1,168,081

(6) Average capitalization of Tudor Tensor Class DS was $26,205,141.

Winton DS (7) *

	June 30, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$1,324,173	2.88%	$1,597,962	$985,857
Energy	112,785	0.25%	130,089	89,290
Interest Rates	816,471	1.78%	1,541,124	175,588
Metals	479,571	1.04%	600,780	385,687
Stock Indices	638,415	1.39%	975,763	293,670
Currencies	327,002	0.71%	393,017	278,422

TOTAL	$3,698,417	8.05%	$5,238,735	$2,208,514

(7) Average capitalization of Winton Class DS was $45,978,400.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund and the Underlying Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund and the Underlying Funds.  The magnitude of the Fund’s and the Underlying Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund and the Underlying Funds to incur severe losses over a short period of time.  The foregoing VaR table — as well as the past performance of the Fund and the Underlying Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Underlying Funds have non-trading market risk on foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial.

These Underlying Funds also have non-trading market risk on their assets which are held in cash at the clearing broker. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Underlying Funds after the change in structure — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by FRM and the Trading Advisors of the Underlying Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Fund and for the trading conducted through Underlying Funds to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Each Underlying Fund (inclusive of its related Master Fund) and its Trading Advisor are monitored by FRM’s investment team.  This coverage is intended to ensure that each Underlying Fund and its Trading Advisor are monitored by individuals who have an in-depth understanding of the Underlying Fund and its Trading Advisor, as well as knowledge of the market environment affecting that particular strategy.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

CLASS A

	Subscription
	Amount	Units

April 1, 2015	$114,840	89,537

CLASS C

	Subscription
	Amount	Units

April 1, 2015	$42,000	33,920

April 16, 2015	$5,000	3,990

CLASS I

	Subscription
	Amount	Units

April 1, 2015	$215,000	155,594

Class A Units were subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount.  Class I Units were subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions were directly deducted from subscription amounts.  Class C Units were not subject to upfront sales commissions.

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

None.

Item 6.                               Exhibits

31.01 and

31.02                                           Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:               Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                   Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: Aug 13, 2015	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: Aug 13, 2015	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer