Form 10-Q
period 2015-09-30
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2015-11-13
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

452 Fifth Avenue, 26th Floor

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer ☒	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2015, 160,726,679 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR September 30, 2015 ON FORM 10-Q

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS:

Cash and cash equivalents	$87,607,428	$243,678
Investment in Underlying Funds (Cost $106,387,584 for 2015 and $189,276,756 for 2014)	95,368,713	219,599,631
Receivable from Underlying Funds	1,065,000	4,280,060
Other assets	—	6,915

TOTAL ASSETS	$184,041,141	$224,130,284

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	$630,981	$380,550
Redemptions payable	3,841,462	3,946,883
Other liabilities	483,448	302,140

Total liabilities	4,955,891	4,629,573

MEMBERS’ CAPITAL:
Members’ Capital (160,726,679 Units and 185,070,253 Units outstanding; unlimited Units authorized)	179,085,250	219,500,711
Total members’ capital	179,085,250	219,500,711

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$184,041,141	$224,130,284

NET ASSET VALUE PER UNIT:

Class A	$1.1350	$1.2045
Class C	$1.0902	$1.1656
Class D	$1.4395	$1.5105
Class I	$1.2253	$1.2963
Class M	$1.0634	$1.1158

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
TRADING PROFIT (LOSS):

Realized, net	$(2,910,516)	$666,622	$33,482,852	$(13,189,842)
Change in unrealized, net	2,426,076	13,004,757	(41,341,746)	25,450,449

Total trading profit (loss), net	(484,440)	13,671,379	(7,858,894)	12,260,607

INVESTMENT INCOME (EXPENSE):
Interest, net	—	—	275	—

EXPENSES:
Management fee	966,979	1,109,245	3,193,109	3,737,942
Other	294,494	142,523	730,260	565,791
Total expenses	1,261,473	1,251,768	3,923,369	4,303,733

NET INVESTMENT INCOME (LOSS)	(1,261,473)	(1,251,768)	(3,923,094)	(4,303,733)

NET INCOME (LOSS)	$(1,745,913)	$12,419,611	$(11,781,988)	$7,956,874

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	25,008,021	30,268,113	25,396,616	35,664,355
Class C	115,945,728	146,441,390	120,188,267	170,375,121
Class D	2,949,004	3,270,754	3,120,604	6,364,671
Class I	15,014,746	16,558,174	15,181,410	17,644,427
Class M	8,252,887	10,127,075	8,302,909	9,337,568

Net income (loss) per weighted average Unit
Class A	$(0.0093)	$0.0622	$(0.0653)	$0.0371
Class C	$(0.0115)	$0.0580	$(0.0700)	$0.0287
Class D	$(0.0062)	$0.0846	$(0.0737)	$(0.0030)
Class I	$(0.0083)	$0.0695	$(0.0689)	$0.0567
Class M	$(0.0049)	$0.0612	$(0.0525)	$0.0814

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital September 30, 2015
Class A	44,919,355	215,578	(16,623,234)	28,511,699	26,447,606	474,649	(2,607,748)	24,314,507
Class C	208,733,990	4,368,814	(73,002,351)	140,100,453	131,433,730	706,472	(21,204,677)	110,935,525
Class D	10,103,544	—	(6,832,791)	3,270,753	3,270,753	—	(321,750)	2,949,003
Class I	19,789,101	197,782	(3,841,697)	16,145,186	15,579,536	170,060	(1,247,788)	14,501,808
Class M	4,445,192	8,084,640	(2,698,747)	9,831,085	8,338,628	123,985	(436,777)	8,025,836

Total Members’ Units	287,991,182	12,866,814	(102,998,820)	197,859,176	185,070,253	1,475,166	(25,818,740)	160,726,679

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2015
Class A	$46,575,864	$213,990	$(16,859,444)	$1,324,252	$31,254,662	$31,855,022	$587,905	$(3,187,144)	$(1,658,806)	$27,596,977
Class C	211,561,932	4,274,000	(71,725,274)	4,890,506	149,001,164	153,204,368	858,000	(24,712,120)	(8,410,636)	120,939,612
Class D	12,941,674	—	(8,442,972)	(19,153)	4,479,549	4,940,417	—	(465,187)	(230,029)	4,245,201
Class I	21,996,156	212,328	(4,180,050)	1,001,167	19,029,601	20,196,513	234,625	(1,616,119)	(1,046,309)	17,768,710
Class M	4,206,402	7,481,070	(2,501,202)	760,102	9,946,372	9,304,391	145,000	(478,433)	(436,208)	8,534,750

Total Members’ Capital	$297,282,028	$12,181,388	$(103,708,942)	$7,956,874	$213,711,348	$219,500,711	$1,825,530	$(30,459,003)	$(11,781,988)	$179,085,250

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.1442	$1.1018	$1.4458	$1.2340	$1.0680

Net realized and net unrealized change in trading profit (loss)	(0.0031)	(0.0029)	(0.0040)	(0.0033)	(0.0029)
Expenses	(0.0061)	(0.0087)	(0.0023)	(0.0054)	(0.0017)

Net asset value, end of period	$1.1350	$1.0902	$1.4395	$1.2253	$1.0634

Total Return: (a)

Total return	-0.80%	-1.05%	-0.44%	-0.71%	-0.43%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.53%	0.79%	0.16%	0.43%	0.16%

Net investment income (loss)	-0.53%	-0.79%	-0.16%	-0.43%	-0.16%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The ratios do not reflect the proportionate share of expense from the the Underlying Funds.

(c)          The ratios are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2045	$1.1656	$1.5105	$1.2963	$1.1158

Net realized and net unrealized change in trading profit (loss)	(0.0516)	(0.0493)	(0.0656)	(0.0556)	(0.0484)
Expenses	(0.0179)	(0.0261)	(0.0054)	(0.0154)	(0.0040)

Net asset value, end of period	$1.1350	$1.0902	$1.4395	$1.2253	$1.0634

Total Return: (a)

Total return	-5.77%	-6.47%	-4.70%	-5.48%	-4.70%

Ratios to Average Member’s Capital: (b)(c)

Expenses	1.49%	2.24%	0.36%	1.19%	0.36%

Net investment income (loss)	-1.49%	-2.24%	-0.36%	-1.19%	-0.36%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.0324	$1.0041	$1.2850	$1.1089	$0.9492

Net realized and net change in unrealized trading profit (loss)	0.0685	0.0665	0.0855	0.0736	0.0631
Expenses	(0.0047)	(0.0071)	(0.0009)	(0.0038)	(0.0006)

Net asset value, end of period	$1.0962	$1.0635	$1.3696	$1.1787	$1.0117

Total Return: (a)

Total return	6.18%	5.92%	6.58%	6.29%	6.58%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.44%	0.70%	0.07%	0.34%	0.07%

Net investment income (loss)	-0.44%	-0.70%	-0.07%	-0.34%	-0.07%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.0369	$1.0135	$1.2809	$1.1115	$0.9463

Net realized and net change in unrealized trading profit (loss)	0.0732	0.0709	0.0916	0.0787	0.0676
Expenses	(0.0139)	(0.0209)	(0.0029)	(0.0115)	(0.0022)

Net asset value, end of period	$1.0962	$1.0635	$1.3696	$1.1787	$1.0117

Total Return: (a)

Total return	5.72%	4.93%	6.92%	6.04%	6.92%

Ratios to Average Member’s Capital: (b)(c)

Expenses	1.36%	2.11%	0.23%	1.06%	0.23%

Net investment income (loss)	-1.36%	-2.11%	-0.23%	-1.06%	-0.23%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                          ORGANIZATION

Man FRM Managed Futures Strategies LLC (the “Fund”), a Delaware limited liability company, is a managed futures fund of funds managed by FRM Investment Management (USA) LLC (the “Manager” or “FRM”). FRM is registered as a commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act.  FRM is also registered as an investment adviser under the Investment Advisers Act of 1940. FRM is an indirect wholly-owned subsidiary of Man Group plc (the “Man Group”). The Fund was organized under the Delaware Limited Liability Company Act in March 2007 and commenced operations in April 2007. The Fund is an investment company as defined by Accounting Standards Codification (“ASC”) guidance. The Fund was previously known as “Systematic Momentum FuturesAccess LLC”.

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

Pursuant to an Asset Purchase Agreement dated as of December 8, 2014 between MLAI and Man Principal Strategies Corp. (an indirect wholly-owned subsidiary of Man Group), Man Group purchased, among other assets, the rights of MLAI and its affiliates under certain agreements relating to the management of the Fund. FRM replaced MLAI as manager of the Fund on May 1, 2015, upon the closing of such purchase. Effective as of May 1, 2015, the Fund was renamed “Man FRM Managed Futures Strategies LLC”.

Under the direction of the Manager, the Fund allocates its capital among a group of underlying funds (each an “Underlying Fund”, and collectively the “Underlying Funds”) which, in turn, allocate capital to master funds (each a “Master Fund” and collectively the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of commodity trading advisors (each a “Trading Advisor” and collectively the “Trading Advisors”).

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

Unless the context requires otherwise, references in these financial statements notes to the Fund, also refer to the Underlying Funds and the Master Funds in which the Underlying Funds invest.  Reference to the investment process, strategies, objectives or activities of the Fund and the Underlying Funds refer to the investment activities of the Master Funds through which the Underlying Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Fund does not hold any cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2015 and December 31, 2014 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.                          INVESTMENTS IN UNDERLYING FUNDS

As of April 30, 2015, the Fund fully redeemed its investment in the following MLAI Portfolio Funds: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor Tensor”) and ML Winton FuturesAccess LLC (“Winton”).

During May 2015, the Fund invested in a new group of Underlying Funds. As of September 30, 2015, the six Underlying Funds in which the Fund is invested in, and the respective Master Funds in which the Underlying Funds are invested in, are: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) Carlisle Delaware Feeder LLC (“Carlisle”) which invests in Carlisle Fund Limited, (iv) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Underlying Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Underlying Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Underlying Funds. In the process of rebalancing, the Fund’s allocation to any individual Underlying Fund may range between 3% - 25% of the Fund’s Net Asset Value (“NAV”).

The investment transactions were accounted for on trade date. The investments in the Underlying Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Underlying Funds which approximates fair value. The fair value was net of all fees relating to the Underlying Funds, paid or accrued. Additionally, FRM monitored the performance of the Underlying Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Underlying Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Trading Advisors.

The details of investments in FuturesAccess Portfolio Funds and in Underlying Funds at and for the nine month period ended September 30, 2015 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 9/30/15	Redemptions Permitted
Transtrend*	0.00%	$—	$501,384	$—	Semi-Monthly
Winton*	0.00%	—	407,901	—	Semi-Monthly
Aspect*	0.00%	—	(509,070)	—	Semi-Monthly
John Locke*	0.00%	—	1,283,475	—	Semi-Monthly
Blue trend*	0.00%	—	2,862,359	—	Monthly
Tudor*	0.00%	—	1,341,872	—	Semi-Monthly
Lynx*	0.00%	—	714,472	—	Semi-Monthly
Blakeney**	11.82%	21,166,654	(363,346)	21,414,639	Weekly
Silver**	8.78%	15,718,857	(3,326,143)	18,231,818	Weekly
Quantica MF**	9.77%	17,499,032	(5,080,968)	21,734,704	Weekly
CCP Core Macro**	5.86%	10,487,008	(2,197,992)	12,393,797	Weekly
Campbell**	11.73%	21,015,541	(2,279,459)	22,758,976	Weekly
Carlisle**	5.29%	9,481,621	(1,213,379)	9,853,650	Weekly

	53.25%	$95,368,713	$(7,858,894)	$106,387,584

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015.

** Underlying Funds added in May 2015.

The details of investments in FuturesAccess Portfolio Funds at and for the year ended December 31, 2014 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/14	Redemptions Permitted
Transtrend	16.01%	$35,135,941	$6,109,429	$30,017,854	Semi-Monthly
Altis*	0.00%	—	(2,921,043)	—	Semi-Monthly
Winton	20.01%	43,919,926	5,371,945	34,600,181	Semi-Monthly
Aspect	11.00%	24,155,959	6,196,491	18,962,783	Semi-Monthly
John Locke	11.00%	24,155,960	5,249,513	21,004,423	Semi-Monthly
BlueTrend	16.01%	35,135,941	2,681,711	35,682,511	Monthly
Tudor	11.00%	24,155,959	3,350,358	23,243,054	Semi-Monthly
Lynx	15.01%	32,939,945	7,623,039	25,765,950	Semi-Monthly

	100.04%	$219,599,631	$33,661,443	$189,276,756

* Altis liquidated as of March 31, 2014.

There are no investments held by the Underlying Funds and the Underlying Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital. The following is summarized financial information for each of the FuturesAccess Portfolio Funds and the Underlying Funds:

	For the nine months ended September 30, 2015
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Aspect*	$404,556	$(169,723)	$(4,910,852)	$(4,676,019)
BlueTrend*	9,245,595	(170,694)	(2,259,861)	6,815,040
John Locke*	1,864,422	(74,165)	(506,783)	1,283,474
Lynx *	2,414,522	(79,733)	(1,344,163)	990,626
Transtrend*	1,877,424	(177,794)	(921,164)	778,466
Tudor*	1,983,906	(127,346)	(514,687)	1,341,873
Winton*	25,719,496	(335,422)	(24,207,340)	1,176,734
Blakeney**	(236,472)	—	(132,124)	(368,596)
Campbell**	(2,076,011)	—	(146,605)	(2,222,616)
Carlisle**	(1,115,164)	—	(98,824)	(1,213,988)
CCP Core Macro**	(2,051,590)	—	(83,690)	(2,135,280)
Quantica MF**	(4,939,796)	—	(143,478)	(5,083,274)
Silver**	(3,348,968)	—	(134,472)	(3,483,440)

Total	$29,741,920	$(1,134,877)	$(35,404,043)	$(6,797,000)

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015. The information above reflects income and expenses of the related FuturesAccess Portfolio Fund for the period from January 1, 2015 through April 30, 2015.

** Underlying Funds added in May 2015.

	For the nine months ended September 30, 2014
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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This new guidance no longer requires investments for which NAV is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. Although ASU 2015-07 (“the amendment”) will be effective beginning in the first quarter of 2016, early adoption is permitted.  The Manager has elected to adopt the amendment in August 2015 with respect to the June 30, 2015 financial statements, and the impact of adoption is limited to the notes to the financial statements.

As of September 30, 2015 and December 31, 2014, all of the investments were fair valued using the NAV of the FuturesAccess Portfolio Funds and the Underlying Funds.

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes certain of those risks.

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

The Former Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2015, and 2014 amounted to $0 and $10,632, respectively. The Former Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2015 and 2014 amounted to $15,177 and $36,921, respectively. There was $0 and $6,615 payable to the Former Transfer Agent as of September 30, 2015 and December 31, 2014, respectively.

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

Effective August 19, 2015, three new classes were offered by the Fund.  The respective Management Fee for these classes are: Class AA units 2.5% per annum; Class II units 1.35% per annum; Class MM units 0.60% per annum.  As of September 30, 2015, no subscriptions have occurred for these new classes.

6.                          SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis and Results of Operations

Unless the context requires otherwise, references in this Form 10Q to the Fund, also refer to the Underlying Funds and the Master Funds in which the Underlying Funds invest.  Reference to the investment process, strategies, objectives and activities of the Fund and the Underlying Funds refer to the investment activities of the Master Funds through which the Underlying Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities.

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

YR 2014

NAV PER UNIT CLASS A

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 15th	May. 31st	Jun. 15th	Jun. 30th	Jul. 15th	Jul. 31st	Aug. 15th	Aug. 31st	Sep. 15th	Sep. 30th
2014	$1.0154	$0.9920	$0.9901	$1.0116	$0.9877	$0.9905	$0.9871	$0.9958	$0.9970	$1.0221	$1.0288	$1.0324	$1.0279	$1.0222	$1.0746	$1.0746	$1.0640	$1.0962

NAV PER UNIT CLASS C

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 15th	May. 31st	Jun. 15th	Jun. 30th	Jul. 15th	Jul. 31st	Aug. 15th	Aug. 31st	Sep. 15th	Sep. 30th
2014	$0.9921	$0.9689	$0.9666	$0.9872	$0.9635	$0.9658	$0.9620	$0.9701	$0.9709	$0.9950	$1.0011	$1.0041	$0.9993	$0.9934	$1.0131	$1.0435	$1.0327	$1.0635

NAV PER UNIT CLASS D

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 15th	May. 31st	Jun. 15th	Jun. 30th	Jul. 15th	Jul. 31st	Aug. 15th	Aug. 31st	Sep. 15th	Sep. 30th
2014	$1.2551	$1.2270	$1.2254	$1.2528	$1.2240	$1.2282	$1.2247	$1.2363	$1.2386	$1.2706	$1.2798	$1.2850	$1.2802	$1.2739	$1.3006	$1.3409	$1.3285	$1.3696

NAV PER UNIT CLASS I

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 15th	May. 31st	Jun. 15th	Jun. 30th	Jul. 15th	Jul. 31st	Aug. 15th	Aug. 31st	Sep. 15th	Sep. 30th
2014	$1.0887	$1.0638	$1.0619	$1.0852	$1.0597	$1.0629	$1.0594	$1.0689	$1.0704	$1.0975	$1.1049	$1.1089	$1.1043	$1.0983	$1.1208	$1.1551	$1.1439	$1.1787

NAV PER UNIT CLASS M

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 15th	May. 31st	Jun. 15th	Jun. 30th	Jul. 15th	Jul. 31st	Aug. 15th	Aug. 31st	Sep. 15th	Sep. 30th
2014	$0.9272	$0.9065	$0.9053	$0.9255	$0.9042	$0.9074	$0.9048	$0.9133	$0.9150	$0.9386	$0.9454	$0.9492	$0.9457	$0.9411	$0.9608	$0.9906	$0.9814	$1.0117

YR 2015

NAV PER UNIT CLASS A

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th
2015	$1.2304	$1.2611	$1.2311	$1.2593	$1.2846	$1.2826	$1.2986	$1.2308	$1.2308	$1.2183	$1.2351	$1.2319	$1.2013	$1.1770	$1.1742

	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th
2015	$1.1442	$1.1509	$1.1423	$1.1638	$1.1784	$1.1834	$1.1885	$1.1642	$1.1606	$1.1071	$1.1336	$1.1283	$1.1141	$1.1223	$1.1350

NAV PER UNIT CLASS C

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th
2015	$1.1903	$1.2195	$1.1899	$1.2167	$1.2406	$1.2382	$1.2531	$1.1872	$1.1872	$1.1746	$1.1906	$1.1872	$1.1576	$1.1338	$1.1310

	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th
2015	$1.1018	$1.1082	$1.0997	$1.1202	$1.1340	$1.1385	$1.1432	$1.1197	$1.1160	$1.0643	$1.0896	$1.0843	$1.0705	$1.0781	$1.0902

NAV PER UNIT CLASS D

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th
2015	$1.5440	$1.5835	$1.5468	$1.5832	$1.6160	$1.6145	$1.6357	$1.5513	$1.5513	$1.5364	$1.5581	$1.5544	$1.5163	$1.4862	$1.4829

	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th
2015	$1.4458	$1.4544	$1.4440	$1.4714	$1.4904	$1.4971	$1.5040	$1.4737	$1.4696	$1.4024	$1.4362	$1.4300	$1.4121	$1.4231	$1.4395

NAV PER UNIT CLASS I

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th
2015	$1.3245	$1.3578	$1.3257	$1.3563	$1.3838	$1.3818	$1.3993	$1.3265	$1.3265	$1.3132	$1.3314	$1.3280	$1.2952	$1.2691	$1.2661

	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th
2015	$1.2340	$1.2413	$1.2321	$1.2553	$1.2712	$1.2766	$1.2822	$1.2562	$1.2524	$1.1948	$1.2234	$1.2178	$1.2025	$1.2115	$1.2253

NAV PER UNIT CLASS M

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th
2015	$1.1406	$1.1698	$1.1426	$1.1695	$1.1938	$1.1927	$1.2083	$1.1459	$1.1459	$1.1350	$1.1510	$1.1483	$1.1201	$1.0979	$1.0955

	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th
2015	$1.0680	$1.0744	$1.0667	$1.0870	$1.1010	$1.1059	$1.1110	$1.0887	$1.0856	$1.0360	$1.0610	$1.0563	$1.0432	$1.0513	$1.0634

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

There is no established public trading market for the Units.  Investors in the Fund generally may redeem any or all of their Units at NAV, in whole or fractional Units, effective as of each Friday (or, where such day is not a business day, the immediately following business day) and/or such other days as the Manager may determine in its sole discretion (“Redemption Day”), upon submitting a redemption request by the “Redemption Notice Date,” which is four business days prior to the Redemption Date.  The NAV of redeemed Units is determined as of the Redemption Day. Investors will remain exposed to fluctuations in NAV during the period between submission of their redemption request and the applicable Redemption Day.

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash directly and indirectly through the underlying Master Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Underlying Fund has the ability to fund redemption proceeds from liquidating Master Fund positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, FRM has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine, in its discretion which investments should be liquidated.

For the nine months ended September 30, 2015 the Fund’s capital decreased 18.41% from $219,500,711 to $179,085,250.  This decrease was attributable to the net loss from operations of $11,781,988, coupled with the redemption of 25,818,740 Units resulting in an outflow of $30,459,003.  The cash outflow was offset with cash inflow of $1,825,530 due to subscriptions of 1,475,166 Units. Future redemptions could impact the amount of funds available for investment in the Underlying Funds in subsequent months.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the NAV of the Fund, including reducing the NAV of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

January 1, 2015 to March 31, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2015:

March 31, 2015

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	1,613,161	32.86%
Currencies - Futures	(26,105)	-0.53%
Currencies - Forwards	(177,860)	-3.62%
Energy	306,419	6.24%
Interest rates	3,328,997	67.81%
Metals	(673,049)	-13.71%
Stock indices	537,484	10.95%

Total	$4,909,047	100%

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

April 1, 2015 to June 30, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Underlying Fund level and the allocation to each Underlying Fund as of June 30, 2015:

June 30, 2015

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	(635,948)	33.18%
Currencies - Futures	42,336	-2.21%
Currencies - Forwards	(625,456)	32.64%
Energy	(153,526)	8.01%
Interest rates	379,848	-19.82%
Metals	728,895	-38.03%
Stock indices	(1,652,538)	86.23%

Total	$(1,916,389)	100%

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

July 1, 2015 to September 30, 2015

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Underlying Fund level and the allocation to each Underlying Fund as of September 30, 2015:

September 30, 2015

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	$221,242	6.24%
Currencies - Futures	(188,780)	-5.33%
Currencies - Forwards	(392,803)	-11.08%
Energy	688,008	19.41%
Interest rates	3,383,426	95.47%
Metals	5,533	0.16%
Stock indices	(172,551)	-4.87%

Total	$3,544,075	100%

The Fund experienced a net trading loss for the third quarter ended September 30, 2015 of $484,440.

Reference herein to the Fund’s trading and portfolio refer to such trading, and portfolios held, through the Master Funds generally.

The third quarter began with a relatively clear narrative; trouble for commodities and emerging markets while developed markets had a smoother ride as concerns eased over Greece. Commodities were at the forefront of market volatility in July due to weakening Chinese economic growth and inventory surplus in several markets. Against this backdrop the Fund had a positive July, recouping some losses incurred in prior months. By asset class, commodities were the strongest contributor to performance led by short positions in energy and precious metals. These gains were partially offset by long positions in agricultural markets which detracted due to the reversal in grain prices during the second half of July. Currencies also contributed to performance driven by short positions in both Australian dollar and Canadian dollar. Fixed income ended July with little contribution to portfolio performance. The choppy price action in U.S. treasuries caused some losses, but these were offset by long positions in European instruments. Within equity trading, long positions in China were a negative contributor, however, this was partially offset by long exposure in North America.

Stepping into August, volatility in equity markets returned in full force. This hurt trend-following Trading Advisors who were whipsawed in the range-bound market environment. Given the nature of the market moves, with heightened volatility and sharp reversals, the Fund had a tough month in August. Equities were the main detractor specifically in long equity indices in the U.S., Europe and Japan. FX also detracted considerably in August.  The long U.S. dollar theme prevalent in most portfolios only worked against emerging markets and commodity currencies but suffered against shorts in Japanese yen and Euro. Commodities were flat for August. Most Trading Advisors made small gains from shorts in base metals; though this was partially offset by shorts in gold and energies which rallied during the last week of August. Trading programs with slower signals performed worse when the markets rebounded. Fixed income was negative in August 2015. Long positions in U.S. treasuries and German bunds reversed earlier gains as the markets whipsawed towards the end of September.

The Fund was well positioned in September, ending with positive performance. The Federal Reserve retained its low interest rate regime by keeping the Federal Funds rate target range at 0% to 0.25%. The Federal Open Market Committee action was seen as confirmation of the extent of global growth concern that started in China and emerging markets economies and is far-reaching. This had an adverse effect on risk assets. Markets remained volatile in September with an overarching theme being the repricing down of growth expectations across asset classes. The fixed income sector was a leading contributor to performance over the course of September 2015. The Trading Advisors have positioned the Fund long in both government bonds and short-term interest rates. Commodities also performed well in September. The largest contributor was energy short, predominately driven by shorting crude oil. Shorts in livestock also added to performance. The main detractor in commodities for September was in agricultural grains and in softs as crops rebounded during the month. The Fund remains short in commodities. The equities sector was another main detractor in September. Losses were focused in longs in Japan and U.S. equity index futures. FX also detracted in September through losses in Euro and Japanese yen shorts.

January 1, 2014 to September 31, 2014

January 1, 2014 to March 31, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of March 31, 2014:

March 31, 2014

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	2,117,741	47.63%
Currencies - Futures	95,667	2.15%
Currencies - Forwards	828,532	18.63%
Energy	(186,834)	-4.20%
Interest rates	253,043	5.69%
Metals	(205,062)	-4.61%
Stock indices	1,543,252	34.71%

Total	$4,446,339	100%

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

April 1, 2014 to June 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of June 30, 2014:

June 30, 2014

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	335,233	5.58%
Currencies - Futures	543,442	9.05%
Currencies - Forwards	(53,380)	-0.89%
Energy	701,193	11.67%
Interest rates	3,178,992	52.91%
Metals	286,607	4.77%
Stock indices	1,016,048	16.91%

Total	$6,008,135	100%

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

July 1, 2014 to September 30, 2014

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the underlying Portfolio Fund level and the allocation to each underlying Portfolio Fund as of September 30, 2014:

September 30, 2014

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agriculture	$2,805,983	41.79%
Currencies - Futures	1,507,123	22.45%
Currencies - Forwards	(779,389)	-11.61%
Energy	1,667,480	24.84%
Interest rates	905,799	13.49%
Metals	1,314,972	19.59%
Stock indices	(708,170)	-10.55%

Total	$6,713,798	100%

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

The following tables indicate the average, highest, and lowest trading VaR associated with the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions by market category for the nine month periods ended September 30, 2015 and 2014. (For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Aspect DS (1) *

	September 30, 2015
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

	September 30, 2015
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

	September 30, 2015
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

	September 30, 2015
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

	September 30, 2015
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

	September 30, 2015
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

(7) Average capitalization of Winton Class DS was $44,253,768.

* Winton redeemed as of April 30, 2015.

Blakeney (8) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$28,895	0.16%	$59,615	$1,234
Energy	116,119	0.64%	271,612	22,423
Interest Rates	167,040	0.91%	395,748	3,818
Metals	74,410	0.41%	114,157	10,761
Stock Indices	111,047	0.61%	196,113	19,484
Currencies	82,774	0.45%	168,402	27,012

TOTAL	$580,285	3.18%	$1,205,647	$84,732

(8) Average capitalization of Blakeney is $18,277,459.

* Blakeney added in May 2015.

Campbell (9) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$97,377	0.40%	$266,226	$33,319
Energy	76,332	0.32%	153,861	2,974
Interest Rates	126,419	0.52%	307,346	27,864
Metals	137,047	0.57%	347,565	29,579
Stock Indices	102,285	0.42%	230,333	17,937
Currencies	294,402	1.22%	466,861	172,427

TOTAL	$833,862	3.45%	$1,772,192	$284,100

(9) Average capitalization of Campbell is $24,225,515.

* Campbell added in May 2015.

Carlisle (10) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$71,749	0.56%	$126,376	$35,014
Energy	128,895	1.01%	336,117	17,709
Interest Rates	79,895	0.63%	154,837	19,488
Metals	87,116	0.68%	147,925	4,474
Stock Indices	164,232	1.29%	382,069	10,963
Currencies	75,229	0.59%	131,880	5,533
Other	47,461	0.37%	86,143	31,845

TOTAL	$654,577	5.13%	$1,365,347	$125,026

(10) Average capitalization of Carlisle is $12,771,247.

* Carlisle added in May 2015.

CCPCore Macro (11) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$10,970	0.09%	$31,773	$331
Energy	27,031	0.22%	56,008	7,043
Interest Rates	88,289	0.73%	212,453	5,762
Metals	22,249	0.18%	35,026	5,244
Stock Indices	162,760	1.35%	304,273	26,181
Currencies	52,320	0.43%	83,455	22,855

TOTAL	$363,619	3.00%	$722,988	$67,416

(11) Average capitalization of CCPCore Macro is $12,055,140.

* CCPCore Macro added in May 2015.

Quantica MF(12) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$28,981	0.14%	$43,912	$22,947
Energy	72,082	0.34%	270,708	671
Interest Rates	219,020	1.05%	523,313	5,984
Metals	16,848	0.08%	45,676	884
Stock Indices	281,557	1.35%	549,858	53,301
Currencies	64,387	0.31%	90,286	42,031

TOTAL	$682,875	3.27%	$1,523,753	$125,818

(12) Average capitalization of Quantica MF is $20,910,550.

* Quantica MF added in May 2015.

Silver (13) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$31,081	0.15%	$62,644	$9,319
Energy	129,565	0.64%	372,089	5,284
Interest Rates	155,245	0.77%	389,786	12,670
Metals	97,710	0.48%	146,393	1,056
Stock Indices	240,748	1.19%	490,107	4,997
Currencies	122,976	0.61%	223,489	2,790

TOTAL	$777,325	3.84%	$1,684,508	$36,116

(13) Average capitalization of Silver is $20,270,871.

* Silver added in May 2015.

Aspect DS (14)

	September 30, 2014
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

(14) Average capitalization of Aspect Class DS was $25,095,563.

BlueTrend DS (15)

	September 30, 2014
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

(15) Average capitalization of BlueTrend Class DS was $39,361,868.

John Locke DS (16)

	September 30, 2014
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

(16) Average capitalization of John Locke Class DS was $25,305,264.

Lynx DS (17)

	September 30, 2014
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

(17) Average capitalization of Lyns Class DS was $30,856,316.

Transtrend DS (18)

	September 30, 2014
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

(18) Average capitalization of Transtrend Class DS was $38,241,460.

Tudor Tensor DS (19)

	September 30, 2014
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

(19) Average capitalization of Tudor Tensor Class DS was $25,287,364.

Winton DS (20)

	September 30, 2014
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

(20) Average capitalization of Winton Class DS was $44,836,970.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Class A Units were subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount.  Class I Units and Class D Units were subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class AA Units, Class II Units and Class MM Units were subject to upfront sales commissions paid to MLPF&S up to 3% of an investor’s gross subscription amount.  Sales commissions were directly deducted from subscription amounts.  Class C Units and Class M Units were not subject to upfront sales commissions.

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

                    None.

Item 6.       Exhibits

                    31.01 and

                    31.02      Rule 13a-14(a)/15d-14(a) Certifications

                    Exhibit 31.01

                    and 31.02:            Are filed herewith.

                    32.01 and

                    32.02      Section 1350 Certifications

                    Exhibit 32.01

                    and 32.02              Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial

Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data

Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: November 13, 2015	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer