Form 10-K
period 2015-12-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2016-03-30
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

As of February 29, 2016 Units of limited liability company interest with an aggregate Net Asset Value of $166,135,296 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2015 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2015, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

MAN FRM MANAGED FUTURES STRATEGIES LLC

ANNUAL REPORT FOR 2015 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

Man FRM Managed Futures Strategies LLC (the “Fund”), a Delaware limited liability company, is a managed futures fund of funds managed by FRM Investment Management (USA) LLC (the “Manager” or “FRM Investment Management”). The Manager is registered as a commodity pool operator (“CPO”) and commodity trading advisor (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act.  The Manager is also registered as an investment adviser under the Investment Advisers Act of 1940. The Manager is an indirect wholly-owned subsidiary of Man Group plc.  (As used herein “Man Group” refers to Man Group plc, the Manager and certain other affiliated entities of Man Group plc.) The Fund was organized under the Delaware Limited Liability Company Act in March 2007 and commenced operations in April 2007.  The Fund is an investment company as defined by Accounting Standards Codification (“ASC”) guidance. The Fund was previously known as “Systematic Momentum FuturesAccess LLC” through April 30, 2015.

Prior to May 1, 2015, the Fund was a participating fund in the FuturesAccessSM Program (“FuturesAccess”) sponsored by Merrill Lynch Alternative Investments LLC (“MLAI”). The Fund operated as a “fund of funds,” allocating and reallocating its capital among underlying FuturesAccess Funds (“FuturesAccess Portfolio Funds” or “Portfolio Funds”). MLAI was the sponsor and manager of the Fund prior to May 1, 2015. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.

Pursuant to an Asset Purchase Agreement dated as of December 8, 2014 between MLAI and an indirectly wholly-owned subsidiary of Man Group plc, as amended, Man Group plc purchased, among other assets, the rights of MLAI and its affiliates under certain agreements relating to the management of the Fund. FRM Investment Management replaced MLAI as manager of the Fund on May 1, 2015, upon the closing of such purchase (the “Manager Replacement”). Effective as of May 1, 2015, the Fund was renamed “Man FRM Managed Futures Strategies LLC.”

Under the direction of the Manager, the Fund allocates its capital among a group of underlying funds (each an “Underlying Fund”, and collectively, the “Underlying Funds”) which, in turn, allocate capital to master funds (each a “Master Fund”, and collectively, the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of commodity trading advisors (each a “Trading Advisor”, and collectively, the “Trading Advisors”).  Presently there are seven Underlying Funds, see “Underlying Funds and Master Funds” below.

The Manager invests the Fund’s assets into Underlying Funds that are on the FRM Platform. (“FRM” refers to the affiliated group of companies (all of which are part of the Man Group) known as Financial Risk Management or FRM.  “FRM Platform” refers to FRM’s approved investment platform consisting of Underlying Funds for which the Manager (or an affiliate) serves as risk manager and engages a single Trading Advisor.)

Unless the context requires otherwise, references herein to the Fund, also refer to the Underlying Funds and the Master Funds in which the Underlying Funds invest. References herein to the investment processes, strategies, objectives and activities of the Fund and the Underlying Funds refer to the investment activities of the Master Funds through which the Underlying Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities.

As used herein the “Trading Program” includes the Fund’s overall approach as well as each Trading Advisor’s strategy, as applicable.

The Fund’s outstanding units of limited liability company interest (“Units”) are Class A Units, Class AA Units, Class C Units, Class D Units, Class I Units, Class II Units and Class M Units. The only Classes of Units which the Fund is currently offering are Class AA Units, Class II Units and Class MM Units.  The Units are

privately offered pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Systematic Trading

Under the direction of the Manager, the Fund allocates its capital among a group of Underlying Funds which in turn, invest in related Master Funds managed by the Trading Advisors.  The Master Funds focus on alternative investment strategies known as “systematic managed futures strategies.”

Systematic trading generally assumes that a disciplined and systematic trading approach based on quantitative analysis with limited discretionary decision making can enable a trader to identify price trends or other market dynamics and to take positions designed to profit from it.   These systems can incur substantial losses when the market significantly deviates from its usual historical patterns; e.g., when weather-related catastrophes, international political disruptions, and unanticipated supply and demand imbalances unexpectedly dominate the market.

Systematic trading generally utilizes technical analysis.  Technical analysis relies on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility, unlike fundamental analysis, which is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricing do occur and that econometric analysis can identify trading opportunities.

Systematic technical trading systems share basic similarities, although the models which they apply to historical price data differ.  These similarities imply that there will be certain market conditions which are likely to be adverse to all or substantially all of the Underlying Funds in the Fund’s portfolio.

The Trading Advisors selected by the Manager generally have complete discretion to invest in futures, commodities, currency forwards, over-the-counter (“OTC”) derivative instruments (such as swaps), and other financial instruments for their respective Master Funds consistent with the relevant governing documents.

Underlying Funds and Master Funds

(a) The Manager invests the Fund’s assets into Underlying Funds that are on the FRM Platform.  The Underlying Funds are generally established as Delaware limited liability companies for which the Manager serves as CPO.  Each of the Underlying Funds engages the Manager as risk manager and invests in a Master Fund, generally established as a Cayman Islands exempted company, for which the Manager serves as CPO and engages a single Trading Advisor.  The Manager may allocate Fund capital, indirectly through Underlying Funds, to the Master Funds, although any such allocations are not expected to be more than 25% of the Fund’s Net Asset Value at the time of allocation.  Presently, none of the Trading Advisors are affiliates of the Manager.  No additional management fees are payable to the Manager with respect to the FRM Platform, although any Manager affiliate serving as a Trading Advisor will receive management and performance-based compensation, and the Manager receives a Risk Management Fee in its capacity as risk manager of funds on the FRM Platform.

The Fund will generally not be the sole investor in the Underlying Funds.  Other investors, including investors investing through investment vehicles not managed or advised by the Manager or its affiliates, may also invest in the Underlying Funds.

Existing Trading Advisors and Underlying Funds may be replaced, and additional Trading Advisors and Underlying Funds may be added, at any time based on the investment discretion of the Manager.

The Fund intends to rebalance among the Underlying Funds on a weekly basis based upon, among other things, capital flows into and out of the Fund, changes in the Manager’s conviction on each Trading Advisor and changes in the expected risk contribution of a Trading Advisor to the Fund.  In the process of rebalancing, the Fund’s allocation to any Underlying Fund may range between 3% - 25% of the Fund’s Net Asset Value.

The Fund is not required to be fully invested at all times.  The Manager may elect to reserve a portion of the Fund’s capital for future investment in Underlying Funds or to allocate less than all of the Fund’s capital as a defensive measure.  Capital not invested in Underlying Funds will generally be held at the custodian in cash, interest bearing accounts or cash equivalent money market instruments.

(b) The Fund currently invests in the following Underlying Funds which in turn invest in the referenced Master Funds (“MF”), which are advised, respectively, by the Trading Advisors as indicated below:

Underlying Funds and Master Funds	Trading Advisors to Master Fund
Blakeney Delaware Feeder LLC (“Blakeney”) MF: Blakeney Fund Limited	Winton Capital Management Limited*
Campbell Delaware Feeder LLC (“Campbell”) MF: Campbell MAC Cayman Fund Limited	Campbell & Company LP*
Carlisle Delaware Feeder LLC (“Carlisle”) MF: Carlisle Fund Limited	Transtrend B.V.
CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) MF: CCP Core Macro Cayman Fund Limited	Cantab Capital Partners LLP
Quantica MF Delaware Feeder LLC (“Quantica MF”) MF: Quantica MF Cayman Fund Limited	Quantica Capital AG
Silver Delaware Feeder LLC (“Silver”) MF: Silver MAC Limited	Lynx Asset Management AB
Century CAT MAC Delaware Feeder LLC ** MF: Century CAT MAC Cayman Fund Limited	Crabel Capital Management, LLC

*                 This Trading Advisor is registered under the Investment Advisers Act of 1940.

**          On March 21, 2016, added as an Underlying Fund.

(c)   As of April 30, 2015 the Fund fully redeemed its investment in the following FuturesAccess Portfolio Funds:  Aspect FuturesAccess LLC; ML BlueTrend FuturesAccess LLC; John Locke FuturesAccess LLC; Lynx FuturesAccess LLC; ML Transtrend DTP Enhanced FuturesAccess LLC; Tudor Tensor FuturesAccess LLC; and ML Winton FuturesAccess LLC.

Employees

The Fund has no employees.

Custodians and Brokers

The Bank of New York Mellon, New York, New York, acts as the Fund’s custodian.  Assets of the Underlying Funds and Master Funds are held in accounts in their names with banks, brokers and futures commission merchants located in the United States and England and Wales.

Margin

Anywhere from 10% to 50% of each Master Fund’s assets is expected to be required for margin or collateral at any one time.  This amount will vary among Master Funds and could be substantially higher or lower and there is no obligation to maintain required margin or collateral within these or any other specific ranges.

Net Asset Value

The Net Asset Value is calculated on the last calendar day of each month and/or last business day of each week and/or such other days as the Manager may determine in its sole discretion (“Valuation Day”).  The Net Asset Value of the Fund is equivalent to its total assets less its total liabilities as of any Valuation Day.  Appreciation or depreciation in the Net Asset Value of the Fund is based upon appreciation or depreciation in the value of investments in the Underlying Funds that are held by the Fund, with appropriate adjustments for assets and liabilities of the Fund.  The Fund’s investments (including the Fund’s investments through the Underlying Funds) will generally be valued in accordance with generally accepted accounting principles of the United States.

During the period prior to the Manager Replacement, the Fund’s net asset value as of any calculation date generally equaled the value of the Fund’s interests in the FuturesAccess Portfolio Funds as of that date plus any other assets held by the Fund, minus accrued sponsor fees, any offering or operating costs and all other liabilities of the Fund.

The Fund’s average month-end Net Asset Values during 2015, 2014 and 2013 equaled $195,408,492, $233,256,119 and $424,823,751, respectively.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$989,970	0.51%	$678,568	0.29%	$1,020,964	0.24%
Management or Sponsor Fees	4,070,605	2.08%	4,866,807	2.09%	8,734,447	2.06%
Total	$5,060,575	2.59%	$5,545,375	2.38%	$9,755,411	2.30%

Reference to management fees in the foregoing table refer to such fees paid to FRM Investment Management during the May 2015 through December 2015 period.  Reference to sponsor fees in the foregoing table refers to such fees paid to MLAI during 2013, 2014 and the January 2015 through April 2015 period.  The foregoing table does not reflect: (i) the bid-ask spreads paid by the Master Funds and FuturesAccess Portfolio Funds on their forward trading; (ii) brokerage commissions or (iii) sales commissions payable in connection with the sales of Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Master Funds and FuturesAccess Portfolio Funds rather than a distinct expense item separable from the Master Funds’ or FuturesAccess Portfolio Funds’ trading accounts; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.

Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather were paid out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

While the Trading Advisors to the Master Funds in which the Fund invests do charge management fees and performance fees, these are not included in the table since such fees are not Fund expenses.  However, such management fees and performance fees reduce the Net Asset Value of the Fund’s underlying investment in each Master Fund.  (Similarly with respect to the period prior to the Manager Replacement, the FuturesAccess Portfolio Funds’ payment of trading advisor management fees and performance fees are not reflected as Fund expenses in the table.)

Description of Certain Current Charges

Recipient	Nature of Payment	Amount of Payment
FRM Investment Management	Management fee

The Fund pays management fees (“Management Fees”), monthly in arrears, in respect of the Net Asset Value of each Class of Units which are subject to a Management Fee. The Management Fee rate is 1/12 of: 1.5% for Class A Units; 2.5% for Class C Units; 1.1% for Class I Units; 2.5% for Class AA Units; 1.35% for Class II Units; and 0.6% for Class MM Units. Class D Units and Class M Units are not subject to a Management Fee.

The Management Fee is calculated prior to reduction for the Management Fee being calculated but after accrual of all other fees and expenses.

FRM Investment Management	Risk management fee

Each Underlying Fund pays the Manager a risk management fee (“Risk Management Fee”) equal to 0.5% per annum of the Trading Level of its related Master Fund, quarterly in arrears, and a pro rata share of any licensing fees for the use of any risk assessment tools provided by any third party which are used by the Manager in providing risk management services to the Master Fund. (“Trading Level” refers to the dollar amount communicated each month (or more frequently, as the case may be) by an Underlying Fund or its designee to a Trading Advisor of a Master Fund on the FRM Platform, based on an estimate of Net Asset Value of the Underlying Fund as of the beginning of the following month multiplied by a leverage factor, if applicable, which the Trading Advisor uses to manage the exposure of the Master Fund’s portfolio.)

Recipient	Nature of Payment	Amount of Payment
Trading Advisors	Asset-and/or performance-based compensation

The Fund is subject to asset- and/or performance-based compensation payable to the Trading Advisors at the Master Fund level. Asset-based compensation generally ranges from 0.5% to 2.0% per annum of the Trading Level of the Underlying Funds’ assets attributable to the Master Funds’ investments, and performance-based compensation generally ranges from 10% to 25% of the net capital appreciation of the Master Funds’ assets (paid monthly, quarterly, annually or bi-annually) on a “high water mark” basis; that is, no performance-based compensation is payable until losses in previous periods have been recouped. However, the Fund may invest, indirectly, with Trading Advisors whose level or frequency of asset-based or performance-based compensation falls outside of these ranges.

For purposes of calculating performance-based compensation (i.e., incentive fees), “net appreciation” in a Master Fund means the positive change in the net asset value of a Master Fund (above the high water mark) attributable to the Trading Advisor’s trading activities on behalf of the Master Fund, and includes unrealized appreciation. Net appreciation is reduced by the Trading Advisor’s management fee, but is not reduced by the Risk Management Fee. A Master Fund’s net asset value is equal to the value of its assets less its liabilities, generally determined in accordance with generally accepted accounting principles in the United States.

Each Master Fund calculates its incentive fees based on its individual performance. Moreover, incentive fees are calculated based on the Master Fund’s overall investment experience, not the individual investment experience of any direct investor in the Master Fund, such as an Underlying Fund, or any member of the Fund (“Member”) as an indirect investor through the Fund. Consequently, the Fund could be subject to substantial incentive fees during periods when the Fund is incurring overall losses. Incentive fees generally crystallize upon net redemptions in accordance with the governing documents of the Master Funds.

Recipient	Nature of Payment	Amount of Payment
Placement Agents	Sales Commissions

The Manager may share a portion of its fees with one or more placement agents, which may include affiliated entities (including Man Investments Inc.), and the Fund may offer additional Classes subject to sales commissions as described in an offering document relating to such Class.

Subscriptions for Class AA Units, Class II Units and Class MM Units sold through Merrill Lynch, Pierce, Fenner & Smith Incorporation (“MLPF&S”) are subject to upfront sales commissions of up to 3.0%, payable to MLPF&S. Upfront sales commissions are based on the net amount of each subscription (i.e., the total subscription amount after deduction of the upfront sales commission) and are added to, not deducted from, subscription amounts.

Various Parties	Ongoing Operating and Offering Costs

The Fund pays all of its ongoing operating costs, including, without limitation: ongoing offering fees and expenses; transaction costs; legal, accounting, audit and tax reporting and preparation fees and expenses; administrative, custody, transfer, subscription and redemption processing fees and expenses; regulatory, filing and printing fees and expenses; and any extraordinary expenses. Operating costs are allocated pro rata among each Class of Units based on their respective Net Asset Values.

The Underlying Funds (inclusive of the Master Funds) bear all costs and expenses directly related to their respective investment programs, including brokerage commissions, custody fees and any withholding or transfer taxes. Each Underlying Fund also generally bears all of its overhead and operating costs, including accounting, audit, administration and legal expenses, costs of any litigation or investigation involving such Underlying Fund’s activities, and costs associated with reporting and providing information to existing and prospective investors. The Fund, as an investor in the Underlying Funds, pays its allocable share of each Underlying Fund’s operating costs and expenses.

Regulation

Under the Commodity Exchange Act (“CEA”), commodity exchanges and futures trading are subject to regulation by the CFTC.  The National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to the NFA responsibility to the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the Manager and the Trading Advisors, respectively, and commodity brokers or futures commission merchants to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if the CFTC finds that the commodity pool operator’s or trading advisor’s  trading practices tend to disrupt orderly market conditions or in other situations. In the event that the registration of the Manager as a CPO or the Trading Advisor as a CTA were terminated or suspended, the Manager would be unable to continue to manage the business of the Fund or the Trading Advisor would be unable to implement its Trading Program on behalf of the Fund.

In addition to such registration requirements, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges. All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Master Fund. In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC.

(d)           Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Master Fund’s revenue derived from customers in foreign countries.

The Master Funds may trade on a number of foreign commodity exchanges.  The Master Funds and the Fund do not engage in the sales of goods or services.

Item 1A:  Risk Factors

GENERAL RISKS

Past Performance

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

Business and Regulatory Risks of Private Funds

Legal, tax and regulatory developments could occur during the term of the Fund that may adversely affect the Fund.  Financial markets are subject to comprehensive regulation and limitation of statutes, regulatory rules and margin requirements enforced by various government regulators and self-regulatory organizations and exchanges, which are authorized to take extraordinary actions in the event of market emergencies.  The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial actions.  The regulatory environment for private funds is evolving, and changes in the regulation of private funds may adversely affect the value of investments held by the Fund.  There has been an increase in governmental, as well as self-regulatory, scrutiny of the alternative investment industry in general.  It is impossible to predict what, if any, changes in regulations may occur, but any regulations which restrict the ability of the Fund to trade in financial instruments or the ability of the Fund to employ, or brokers and other counterparties to extend, credit in their trading (as well as other regulatory changes that result) could have a material adverse impact on the profit potential of the Fund.

The Fund, the Manager and the Trading Advisors may also be subject to regulation in jurisdictions in which the Fund, the Manager, and the Trading Advisors engage in business.  The Fund’s business may change over time.  Therefore, the Fund may be subject to new or additional regulatory constraints in the future.  Such regulations may have a significant impact on the Fund or the operations of the Fund, including, without limitation, restricting the types of investments the Fund may make, preventing the Fund from exercising its voting rights with regard to certain financial instruments, requiring the Fund to disclose the identity of its investors or otherwise.

Increased Regulatory Oversight

The financial services industry generally, and the activities of private funds and their managers in particular, have been subject to intense and increasing regulatory scrutiny.  Such scrutiny may increase the Fund’s, the Manager’s, and/or the Trading Advisors’ exposure to potential liabilities and to legal, compliance and other related costs.  Increased regulatory oversight can also impose administrative burdens on the Manager, including, without limitation, responding to investigations and implementing new policies and procedures.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (“Dodd-Frank Act”) imposes burdensome reporting and recordkeeping requirements on the Fund.  The Master Funds intend to trade with dealers who will be required by regulation or will undertake to fulfill the Fund’s Dodd-Frank Act-mandated reporting requirements.  The costs associated with such compliance may result in certain investment strategies in which the Fund engages or may have otherwise engaged becoming non-viable or non-economic to implement.

Risk of Loss

All investments made by the Fund risk the total loss of capital.  No guarantee or representation is made that the Fund’s investment program including, without limitation, the Fund’s investment objective, diversification strategies or risk monitoring goals, will be successful, and investment results may vary substantially over time.

Alternative investment strategies — such as the Manager’s and Trading Advisors’ strategies — are subject to a “risk of ruin” to which traditional, unleveraged, all-long strategies are not.  From time to time in the past, alternative investment strategies which had been consistently profitable for a matter of years have incurred sudden and total losses in a matter of days.  The use of leverage by alternative strategies not only increases the risk of loss, but also makes such strategies dependent on the willingness of brokers and dealers to continue to extend credit.

Dodd-Frank Act; Regulation of the OTC Derivatives Market

The Dodd-Frank Act requires that a substantial portion of  OTC derivatives used by the Fund be executed in regulated markets and submitted for clearing to regulated clearinghouses.  OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as margin requirements mandated by the CFTC, SEC and/or federal prudential regulators.  The Dodd-Frank Act also gives regulators broad discretion to impose margin requirements on non-cleared OTC derivatives.  Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for so-called “end-users,” the Fund is not expected to be able to rely on such exemptions.  In addition, the OTC derivative dealers with which the Fund executes the majority of their OTC derivatives may not be able to rely on the end-user exemptions under the Dodd-Frank Act and, therefore, such dealers may be subject to clearing and margin requirements notwithstanding whether the Fund is subject to such requirements.  Certain OTC derivative dealers also are required to post margin to the clearinghouses through which they clear their counterparties’ trades instead of using such margin in their operations, as they currently are allowed to do.  Certain OTC derivative dealers and major OTC derivatives market participants are now required to register with the SEC and/or CFTC.  Registered swap dealers will also be subject to minimum capital and margin requirements, and are subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared.  These new requirements have increased and will continue to increase the overall costs for OTC derivative dealers, and dealers can be expected to try to pass those increased costs along, at least partially, to market participants such as the Fund in the form of higher fees or less advantageous dealer marks.  The overall impact of the Dodd-Frank Act on the Fund is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

The CFTC now also requires a substantial portion of certain derivative transactions engaged in by the Fund that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures, or swap exchange or execution facility.  The SEC is also expected to impose similar requirements on certain security-based derivatives in the near future, though it is not yet clear when these parallel SEC requirements will go into effect.  Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  Those requirements may also render certain strategies in which the Fund might otherwise engage impossible, or so costly that they will no longer be economical, to implement.  If the Fund decides to execute derivatives transactions through such exchanges or execution facilities — and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

The “Volcker Rule” component of the Dodd-Frank Act materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Fund from other talented portfolio managers trading in the Fund’s investment sector.

In addition, the Dodd-Frank Act contains numerous other far ranging reforms to the financial industry.  Many of these reforms require regulatory rulemakings by various governmental authorities that have not yet been completed.  It is possible that these rulemakings could impose additional direct or indirect costs on the Fund, limit the types of investments that the Fund may make or adversely impact the desirability of certain classes of investments or the anticipated return on certain investments.

RISKS RELATING TO THE OPERATIONS AND STRUCTURE OF THE FUND AND THE MANAGER

Exemption from Certain Regulation

Generally, the Fund and the Units are not expected to be registered in any country.  Accordingly, the provisions of regulatory rules for registered funds (including, without limitation, the Investment Company Act of 1940, as amended; (“Investment Company Act”) will not be applicable.  The Fund neither is required to nor intends to register as an investment company under the Investment Company Act.  Accordingly, the provisions of such law and related regulations, which among other things generally require investment companies to have a majority of disinterested directors and regulate the relationship between the investment company and its asset manager, are not applicable to the Fund.  Therefore, Members do not have the benefit of the protections afforded by, and the Fund is not subject to the restrictions contained in, such registration and regulation.

“Master-Feeder” Structure

The Fund expects to be exposed to master-feeder structures indirectly through Underlying Funds.   The Fund may be materially affected by the actions of other funds that invest in the Master Fund.  If another fund were to redeem from the Master Fund, the Fund may experience higher pro rata operating expenses, thereby producing lower returns, and the Master Fund may become less diverse, resulting in increased portfolio risk.

Regulatory Limits

“Position limits” imposed by various regulators may limit the Master Fund’s ability to effect desired trades.  Position limits are the maximum amounts of gross, net long or net short positions that any one person or entity may own or control in a particular financial instrument.  All positions owned or controlled by the same person or entity, even if in different accounts, may be aggregated for purposes of determining whether the applicable position limits have been exceeded.  Thus, even if the Master Fund does not intend to exceed applicable position limits, it is possible that the Manager’s or the Trading Advisors’ other accounts together with the Master Fund may be aggregated for purposes of the position limits.  To the extent that the Master Fund’s position limits were collapsed with an affiliate’s position limits, the effect on the Master Fund and resulting restriction on its investment activities may be significant.  If at any time positions managed by the Manager and Trading Advisors were to exceed applicable position limits, the Manager and/or Trading Advisor would be required to liquidate positions, which might include positions of the Master Fund, to the extent necessary to come within those limits.  Further, to avoid exceeding the position limits, the Master Fund might have to forego or modify certain of its contemplated trades.

In addition, the Dodd-Frank Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated U.S. exchange and certain swaps that perform a significant price discovery function.  The Master Fund could be required to liquidate positions it holds in order to comply with such limits, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund and the Master Funds.

RISKS RELATED TO THE OPERATIONS OF THE FUND

Operational Risk

The Fund depends on the Manager and the Trading Advisors to develop appropriate systems and procedures to control operational risk.  These systems and procedures may not account for every actual or potential disruption of the Fund’s operations.  The Fund’s business is dynamic and complex.  As a result, certain operational risks are intrinsic to the Fund’s operations. Consequently, the Fund relies heavily on its financial, accounting and other data processing systems.  Systemic failures in the systems employed by the Fund, the Manager, prime brokers, the administrator and/or counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for.  These and other similar disruptions in the Fund’s operations may cause the Fund to suffer, among other things, financial loss, the disruption of its businesses, liability to third parties, regulatory intervention or reputational damage.

Systems Risks

The Fund depends on the Trading Advisors and their other service providers to develop and implement appropriate systems for the Fund’s trading activities.  Further, the Fund relies on computer programs and systems (and may rely on new systems and technology in the future) for various purposes including, without limitation, to trade, clear and settle transactions, to evaluate certain financial instruments, to monitor its portfolio and net capital, and to generate risk management and other reports that are critical to oversight of the Fund’s activities.  Certain of the Fund’s and the Trading Advisors’ operations interface will be dependent upon systems operated by third parties, including futures commission merchants, prime brokers, the Manager, the administrator, market counterparties and their sub-custodians and other service providers, and the Fund may not be in a position to verify the risks or reliability of such third-party systems.  The Fund’s operations are highly dependent on each of these systems and the successful operation of such systems is often out of the Fund’s, Trading Advisors’ and the Manager’s control.  The failure of one or more systems or the inability of such systems to satisfy the Fund’s business could have a material adverse effect on the Fund. In particular, the Manager and Trading Advisors may be reliant upon the operation of trading software, and may therefore be at risk of errors of implementation (colloquially known as “bugs”) and errors of design that may become present in the software, and which may cause inappropriate or aberrant behavior under certain or all market conditions.

Misconduct of Personnel of the Manager, Trading Advisors and of Third Party Service Providers

The Fund relies on a substantial number of personnel of the Manager, the Trading Advisors, counterparties and other service providers.  Accordingly, risks associated with errors of such personnel are inherent in the business and operations of the Fund.  Misconduct by such personnel could cause significant losses to the Fund and may include binding the Fund to transactions that are not properly authorized, that present unacceptable risks or that conceal unsuccessful trading activities (which may result in unknown and unmanaged risks or losses).

Execution of Orders

The Fund’s investment strategy depends on its ability to establish and maintain an overall market position in a combination of financial instruments selected by the Manager and Trading Advisors.  The Fund’s trading orders may not be executed in a timely and efficient manner due to various circumstances, including, without limitation, trading volume surges or systems failures attributable to the Fund, the Manager, the Trading Advisors, counterparties, brokers, dealers, agents or other service providers.  In such event, the Fund might only be able to acquire or dispose of some, but not all, of the components of such position, or if the overall position were to need adjustment, the Fund might not be able to make such adjustment.  As a result, the Fund would not be able to achieve the market position selected by the Manager or Trading Advisors, which may result in a loss.  In addition, the Fund relies heavily on electronic execution systems (and may rely on new systems and technology in the future), and such systems may be subject to certain systemic limitations or mistakes, causing the interruption of trading orders made by the Fund.

GENERAL CREDIT RISKS

Systemic Risk

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions.  This is sometimes referred to as a “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Fund interacts on a daily basis.

Necessity for Counterparty Trading Relationships; Counterparty Risk

The Fund has established and may establish additional relationships to obtain financing, derivative intermediation and brokerage services that permit the Fund to trade in any variety of markets or asset classes over time; however, there can be no assurance that the Fund will be able to maintain such relationships or establish such relationships.  Moreover, a disruption in the financing, derivative intermediation and prime brokerage services provided by any such relationships before the Fund establishes additional relationships could have a significant impact on the Fund’s business due to the Fund’s reliance on such counterparties. Further, the institutions (such as brokerage and trading firms and banks) with which the Fund does business, or to which securities have been entrusted for custodial purposes, could encounter financial difficulties.  This could impair the operational capabilities or the capital position of the Fund or create unanticipated trading risks.

Certain of the markets in which the Fund may effect transactions are not “exchanged-based,” including OTC or “interdealer” markets.  The participants in such markets are typically not subject to the credit evaluation and regulatory oversight to which members of “exchange-based” markets are subject.  The lack of evaluation and oversight of OTC markets exposes the Fund to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to suffer a loss.  Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where the Fund has concentrated its transactions with a single or small group of counterparties.  Generally, the Fund will not be restricted from dealing with any particular counterparties.  The Manager’s and Trading Advisors’ evaluation of the creditworthiness of their counterparties may not prove sufficient.  The lack of a complete and “foolproof” evaluation of the financial capabilities of the Fund’s counterparties and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Fund.

Collateral

The Fund will have significant credit and operational risk exposure to its counterparties, which will require the Fund to post collateral to support its obligations in connection with transactions involving forwards, swaps, futures, options and other derivative instruments.  Generally, counterparties will have the right to sell, pledge, re-hypothecate, assign, use or otherwise dispose of the collateral posted by the Fund in connection with such transactions.  This could increase the Fund’s exposure to the risk of a counterparty default since, under such circumstances, such collateral of the Fund could be lost or the Fund may be unable to recover such collateral promptly.  Also, counterparties have an interest in maximizing the return from such collateral.  This interest could conflict with the interests of the Fund in preserving and protecting its portfolio.

Broker or Dealer Insolvency

The Fund’s assets may be held in one or more accounts maintained by the custodian and the assets of the Underlying Funds and Master Funds may be held by futures commission merchants (“FCMs”) or at other brokers.  There is a residual risk that the custodian or any of such brokers or dealers could become insolvent.  If the custodian or one or more of the Underlying Funds’ FCMs or other brokers were to become insolvent or the subject of liquidation proceedings in the United States (either under Part 190 of the CFTC’s regulations or the U.S. Bankruptcy Code), there exists the risk that the recovery of the Fund’s and the Underlying Funds’ securities and other assets from the custodian or such broker or dealer will be delayed or be of a value less than the value of any securities or assets originally entrusted to such broker or dealer.

The CEA requires FCMs registered with the CFTC to segregate all funds received from such broker’s customers, such as the Master Funds, in respect of futures (but not forward) transactions from such broker’s proprietary funds.  If an FCM were not to do so to the full extent required by law, or in the event of a substantial default by one or more of such broker’s customers, the assets of its other customers might not be fully protected in the event of the bankruptcy of such broker.  Furthermore, in the event of such a bankruptcy, each customer would be limited to recovering only a pro rata share of all available funds segregated on behalf of the affected FCM’s combined customer accounts.

In addition, the Master Funds may use futures commission merchants or other brokers located in various jurisdictions.  Such international futures commission merchants or other brokers, as brokerage firms or commercial banks, are subject to various laws and regulations in various jurisdictions that are designed to protect their customers in the event of their insolvency.  However, the practical effect of these laws and their application to the Fund’s assets are subject to substantial limitations and uncertainties.  Because of the large number of entities and jurisdictions involved and the range of possible factual scenarios involving the insolvency of an international broker or any of its sub-custodians, agents or affiliates, or an international broker or dealer, it is impossible to generalize about the effect of their insolvency on the Fund and its assets.

GENERAL LIQUIDITY AND LEVERAGE RISKS

Liquidity Risks

Liquidity is important to the Fund’s activities.  Under certain market conditions, such as during volatile markets or when trading in a financial market is otherwise impaired, the liquidity of the Fund’s portfolio positions may be reduced.  In addition, the Fund may from time to time hold large positions with respect to a specific type of financial instrument, which may reduce the Fund’s portfolio liquidity.  During such times, the Fund may be unable to dispose of certain financial instruments, including longer-term financial instruments, which would adversely affect its ability to meet redemption requests.  In addition, such circumstances may force the Fund to dispose of financial instruments at reduced prices, thereby adversely affecting its performance.  If there are other market participants seeking to dispose of similar financial instruments at the same time, the Fund may be unable to sell such financial instruments or prevent losses relating to such financial instruments.  Furthermore, if the Fund incurs substantial trading losses, the need for liquidity could rise sharply while its access to liquidity could be impaired.  In addition, in conjunction with a market downturn, the Fund’s counterparties could incur losses of their own, thereby weakening their financial condition and increasing the Fund’s credit risk to them.

Leverage Risks

Leverage is an important component of the Fund’s investment strategy.  The use of leverage may enable the Fund to achieve a higher rate of return than would be otherwise possible.  The use of leverage will magnify the volatility of changes in the value of the investments of the Fund.  Accordingly, any event which adversely affects the value of an investment would be magnified to the extent the investment is leveraged.  The cumulative effect of the use of leverage by the Fund in a market that moves adversely to its investments could result in substantial losses to the Fund, which would be greater than if the Fund were not leveraged.

Volatility

The prices of the instruments traded by the Master Funds have been subject to periods of high volatility in the past, and such periods can be expected to recur.  In particular, commodity and currency price movements are influenced by many unpredictable factors and are, in particular, subject to dramatic price movements as the result of factors such as market sentiment, inflation rates (real and perceived), interest rate movements and general economic and political conditions.

Price volatility can create material risks for the Underlying Funds’ strategies, especially as such volatility may lead to the Underlying Funds’ strategies incorrectly identifying a number of supposed price trends which then quickly reverse, causing both trading losses and increased brokerage expense.  The use of leverage can exacerbate the volatility of a Master Fund’s portfolio potentially resulting in more frequent margin calls and larger losses.  See “Leverage Risks” above.

GENERAL MARKET RISKS

General Economic and Market Conditions

The success of the Fund’s activities will be affected by general economic and market conditions, such as interest rates, availability of credit, credit defaults, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation of the Fund’s investments), trade barriers, currency exchange controls, and national and international political circumstances (including wars, terrorist acts or security operations).  These factors may affect the level and volatility of financial instruments’ prices and the liquidity of the Fund’s investments.

Limited Diversification and Risk Management Failures

The Fund’s portfolio could become significantly concentrated in a limited number of types of financial instruments, strategies, countries, or geographic regions and any such concentration of risk may increase losses suffered by the Fund.  This limited diversity could expose the Fund to losses disproportionate to market movements in general.  Even when the Manager or Trading Advisors attempt to control risks and diversify the portfolio, risks associated with different assets may be correlated in unexpected ways, with the result that the Fund faces concentrated exposure to certain risks.  Although each of the Trading Advisors and the Manager attempt to identify, monitor and manage significant risks, these efforts do not take all risks into account and there can be no assurance that these efforts will be effective.  Many risk management techniques are based on observed historical market behavior, but future market behavior may be entirely different.  Any inadequacy or failure in the Trading Managers’ and/or the Manager’s risk management efforts could result in material losses for the Fund.

GENERAL RISKS RELATED TO INTERNATIONAL INVESTMENTS

Currency Exchange Exposure

The Fund may invest in financial instruments denominated in currencies other than the U.S. Dollar.  However, the Fund values its financial instruments in dollars.  The Fund may or may not seek to hedge its foreign currency exposure by entering into currency hedging transactions, such as treasury locks, forward contracts, futures contracts and cross-currency swaps.  There can be no guarantee that financial instruments suitable for hedging currency or market shifts will be available at the time when the Fund wishes to use them, or that hedging techniques employed by the Fund will be effective.  Further, currency and other financial markets can be highly volatile and are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.

RISKS RELATED TO THE FUND’S INVESTMENT STRATEGY

Concentration of Trading Advisors

The Fund is a “single-strategy” fund of funds that invests exclusively in systematic managed futures trading strategies via the FRM Platform.  The concentration of the Fund’s portfolio may cause its performance to be more volatile than that of a fund implementing a “multi-strategy” approach.  Systematic trading systems may differ materially from each other, but all of these systems are based on the principle that historical market prices and other technical market data can be used to identify price trends in the market on a systematic basis. The basic similarities of these systems may tend to cause many of them to incur losses at or about the same time.  There are certain market conditions in which systematic trading systems tend to incur significant losses.  This is particularly true in trendless “sideways” markets and “whipsaw” markets in which numerous apparent price trends develop and then quickly reverse.  Even if a Trading Advisor correctly identifies price trends before or as they occur, the Trading Advisor may nevertheless incur material losses if its system is unable to close out a position as a price trend is ending or reversing.

Portfolio Limited to Underlying Funds

The Fund will only invest in Underlying Funds and in cash.  The universe of Underlying Funds is inherently limited — correspondingly limiting the diversification of the Fund’s portfolio.

Reliance on Information Received from the Trading Advisor

Although the Manager conducts initial due diligence as part of its Trading Advisor selection process, the Manager must rely on the information it receives from each prospective Trading Advisor regarding the Trading Advisor’s historical performance and trading strategy.  In most cases, the Manager has no means of independently verifying the accuracy of information supplied by prospective Trading Advisors.

While the Manager will have position transparency into the performance of the Fund, the Manager will not be able to validate any Trading Advisor’s track record or have transparency into the trading of any of the Trading Advisor’s other accounts.

No Formal Investment Restrictions or Allocation Limits

In constructing the Fund’s portfolio, the Manager is not subject to any formal diversification requirements or restrictions, other than the restrictions that only Underlying Funds be included in the portfolio.  There are no limitations on the minimum or maximum number of Underlying Funds, or on the absolute or relative percentage of Fund capital, which may be allocated to any Underlying Fund.  Certain Underlying Funds selected by the Manager may be allocated substantially larger portions of the Fund’s capital than others.  Due to the limited number of available Underlying Funds, the Fund necessarily allocates a significant percentage of its capital to certain Underlying Funds.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisors.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Changes in Trading Strategies

The Trading Advisors may make material changes to their Trading Strategies without the knowledge of the Manager.  It is virtually impossible for the Manager to detect these changes particularly given the confidential, proprietary, systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

RISKS RELATED TO THE TRADING ADVISORS’ INVESTMENT STRATEGIES

Trend Following

The trading decisions of the Trading Advisors will be based in part on trading strategies which utilize mathematical analyses of technical factors relating to past market performance.  The buy and sell signals generated by a technical, trend-following trading strategy are based upon a study of daily, weekly and monthly price fluctuations, volume variations and changes in open interest in the markets.  The profitability of any technical, trend-following trading strategy depends upon the occurrence in the future of significant, sustained price moves in some of the markets traded.  The Fund may incur substantial trading losses during periods: when markets are dominated by fundamental factors that are not reflected in the technical data analyzed by the program; without sustained moves in one or more of the markets traded; or with “whip-saw” markets, in which potential price trends start to develop but reverse before actual trends are realized.  Historically, there have been prolonged periods without sustained price moves in various markets. Presumably, such periods will recur.  A series of volatile reverses in price trends may generate repeated entry and exit signals in trend-following systems, resulting in unprofitable transactions and increased brokerage commission expenses.  At times, the use of technical trading systems may result in traders attempting to initiate or liquidate substantial positions in a market at or about the same time, alter historical trading patterns, obscure developing price trends and/or or affect the execution of trades.

RISKS RELATED TO CERTAIN FINANCIAL INSTRUMENTS

Swap Agreements

The Master Fund may enter into swap agreements and options on swap agreements (“swaptions”).  These agreements can be individually negotiated and structured to include exposure to a variety of different types of investments, asset classes or market factors.  Swap transactions may be highly illiquid and may increase or decrease the volatility of the Fund’s portfolio.  Moreover, the Fund bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or insolvency of its counterparty.  The Fund will also bear the risk of loss related to swap agreements, for example, for breaches of such agreements or the failure of the Fund to post or maintain required collateral.

Futures Contracts

The value of futures depends upon the price of the financial instruments or other assets, such as commodities, underlying them.  The prices of futures are highly volatile and price movements of futures contracts can be influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies.  In addition, investments in futures are also subject to the risk of the failure of any of the exchanges on which the Fund’s positions trade or of its clearing houses or counterparties.

Futures positions may be illiquid because certain commodity exchanges limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Under such daily limits, during a single trading day no trades may be executed at prices beyond the daily limits.  Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  This could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses or prevent it from entering into desired trades.  In extraordinary circumstances, a futures exchange, the CFTC or other regulator could suspend trading in a particular futures contract or order liquidation or settlement of all open positions in such contract.

Options on Futures Contracts

Options are speculative in nature and are highly leveraged.  The purchaser of an option risks losing the entire purchase price of the option.  The seller (writer) of an option risks losing the difference between the premium received for the option and the price of the underlying futures contract that the writer must purchase upon exercise of the option.  Additionally, the seller of the options loses any commissions and fees associated with such transactions. This could subject the writer to unlimited risk in the event of an increase in the price of the contract to be purchased or delivered.  Successful trading of options on futures contracts requires a trader to accurately determine near-term market volatility because it often has an immediate impact on the price of outstanding options. Accurate determination of near-term volatility is more important to successful options trading than it is to long-term futures contract trading strategies because such volatility generally does not have as significant an effect on the prices of futures contracts.

Forward Trading

Deliverable forward contracts and options thereon, unlike futures contracts, are generally not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. As a result of Dodd-Frank, the CFTC now regulates non-deliverable forwards (including many deliverable forwards where the parties do not take delivery) as swaps.   Deliverable forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable.  The principals who deal in such forward markets are not required to continue to make markets in the currencies or commodities they trade, and these markets can experience periods of illiquidity, sometimes of significant duration.  There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell.  Disruptions can occur in forward markets due to unusually high trading volume, political intervention or other factors.

Certain non-deliverable forward currency exchange contracts are regulated as swaps by the CFTC and have recently begun being voluntarily traded on swap execution facilities.  To the extent the Master Fund is treated as a “U.S. person” or if the Master Fund’s swap counterparty is a U.S. person (for the purposes of the CFTC’s swap regulations), some of these contracts may be required to be centrally cleared by a regulated U.S. clearing house, and may be required to be traded on regulated exchanges in the future.  See “Dodd-Frank Act; Regulation of the OTC Derivatives Market,” above.

Derivative Instruments

The Fund may enter into certain derivative instruments.  Certain derivative instruments may be subject to various types of risks, including market risk, liquidity risk, the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty, legal risk and operations risk.  In addition, the Fund may, in the future, take advantage of opportunities with respect to certain other derivative instruments that are not presently contemplated for use or that are currently not available.  Special risks may apply in the future that cannot be determined at this time.  The regulatory and tax environment for derivative instruments in which the Fund may participate is evolving and changes in the regulation or taxation of such financial instruments may have a material adverse effect on the Fund.

Margin on Futures and Leverage

In the futures markets, margin deposits are typically low relative to the nominal value of the futures contracts purchased or sold. In the forward, currency and certain other derivative markets, margin deposits may be even lower or may not be required at all. Such low margin deposits are indicative of the fact that any futures, forward, currency or other derivatives contract trading typically is accompanied by a high degree of leverage. Low margin deposits mean that a relatively small price movement in such a contract may result in immediate and substantial losses.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:        Properties

The Fund and the Underlying Funds do not use any physical properties in the conduct of their business.

The Fund’s offices are the administrative offices of the Manager (FRM Investment Management (USA) LLC, 452 Fifth Avenue, 26th Floor, New York, New York 10018). The Manager performs administrative services for the Fund from the Manager’s offices.

Item 3:        Legal Proceedings

None

Item 4:        Mine Safety Disclosures

Not applicable.

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units.  A Member may generally redeem any or all of its Units at Net Asset Value, in whole or fractional Units, effective as of each Friday (or where such day is not a business day, the immediately following business day) and/or such other days as the Manager may determine in its sole discretion (“Redemption Day”), upon submitting a redemption request by the “Redemption Notice Date,” which is four business days prior to the Redemption Day.  The Net Asset Value of redeemed Units is determined as of the Redemption Day. Members will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Day.

(b)                                 Holders:

As of December 31, 2015, there were 2,645 holders of Units.

(c)                                  Dividends:

The Manager has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph

Not applicable.

(f)                                   Recent Sales of Unregistered Securities:

(a) Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

CLASS AA

	Subscription
	Amount	Units	NAV (1)
11/16/15	$240,000	240,000	$1.0000
11/23/15	10,000	9,780	1.0225
11/30/15	471,000	456,440	1.0319
12/07/15	253,000	256,696	0.9856
12/14/15	225,000	224,372	1.0028

CLASS II

	Subscription
	Amount	Units	NAV (1)
12/07/15	$1,584,229	1,584,229	$1.0000

(1) Beginning of the period Net Asset Value

Subscriptions for Class AA Units, Class II Units and Class MM Units sold through MLPF&S are subject to upfront sales commissions of up to 3.0%, payable to MLPF&S.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
Statements of Operations	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Trading gain (loss)
Realized, net	$31,061,059	$(10,091,962)	$(14,826,176)	$20,681,999	$15,968,361
Change in unrealized, net	(41,752,455)	43,753,405	8,923,985	(51,734,232)	(92,022,075)
Total trading gain (loss)	(10,691,396)	33,661,443	(5,902,191)	(31,052,233)	(76,053,714)

INVESTMENT INCOME:
Interest	275	—	—	—	187

EXPENSES:
Sponsor/Management fees	4,070,605	4,866,807	8,734,447	15,170,255	20,592,497
Other	989,970	678,568	1,020,964	1,444,939	1,518,474
Total Expenses	5,060,575	5,545,375	9,755,411	16,615,194	22,110,971

NET INVESTMENT INCOME (LOSS)	(5,060,300)	(5,545,375)	(9,755,411)	(16,615,194)	(22,110,971)
NET INCOME (LOSS)	$(15,751,696)	$28,116,068	$(15,657,602)	$(47,667,427)	$(98,164,498)

Balance Sheet Data	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Member’s Capital	$160,781,732	$219,500,711	$297,282,028	$543,069,764	$909,115,762
Net Asset Value per Class A Unit	1.1098	1.2045	1.0369	1.0689	1.1452
Net Asset Value per Class C Unit	1.0633	1.1656	1.0135	1.0554	1.1421
Net Asset Value per Class D Unit	1.4130	1.5105	1.2809	1.3008	1.3729
Net Asset Value per Class I Unit	1.1993	1.2963	1.1115	1.1413	1.2179
Net Asset Value per Class D1 Unit*	—	—	—	1.1609	1.2253
Net Asset Value per Class M Unit**	1.0438	1.1158	0.9463	0.9610	1.0143
Net Asset Value per Class AA Unit***	0.9858	—	—	—	—
Net Asset Value per Class II Unit****	1.0011	—	—	—	—

* Units liquidated as of December 31, 2013.

** Units issued on December 1, 2011.

*** Units issued on November 16, 2015.

**** Units issued on December 7, 2015.

Item 7:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Master Fund level and the allocation to each Master Fund from May 1, 2015 to December 31, 2015 and similarly with respect to the FuturesAccess Portfolio Funds during the period from January 1, 2015 through April 30, 2015 prior to the Manager Replacement.

December 31, 2015

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized (Profit) Loss on Open Positions
Agriculture	$(47,683)	5.10%
Currencies - Futures	375,833	(40.18)%
Currencies - Forward	(125,800)	13.45%
Energy	(320,567)	34.27%
Interest rates	(758,248)	81.06%
Metals	(10,322)	1.10%
Stock indices	(48,647)	5.20%
Total	$(935,434)	100%

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year Ended December 31, 2015

Total Trading Profit (Loss)
Aspect FuturesAccess LLC	$(509,070)
John Locke FuturesAccess LLC	1,283,475
Lynx FuturesAccess LLC	714,472
ML BlueTrend FuturesAccess LLC	2,862,359
ML Transtrend DTP Enhanced FuturesAccess LLC	501,384
Tudor Tensor FuturesAccess LLC	1,341,872
Winton FuturesAccess LLC	407,901
Blakeney Delaware Feeder LLC	(465,478)
Campbell Delaware Feeder LLC	(1,672,727)
Carlisle Delaware Feeder LLC	(1,304,229)
CCP Core Macro Delaware Feeder LLC	(1,901,342)
Quantica MF Delaware Feeder LLC	(7,620,266)
Silver Delaware Feeder LLC	(4,329,747)
Total	$(10,691,396)

The Fund experienced a net trading loss for the year end December 31, 2015 of $10,691,396.

With respect to the period prior to the Manager Replacement on May 1, 2015, reference herein to the Fund’s trading and portfolio refer to such trading conducted, and portfolios held, through the Fund’s underlying FuturesAccess  Portfolio Funds.

With respect to the period following the Manager Replacement (May 1, 2015 and after), reference herein to the Fund’s trading refer to such trading conducted, and portfolios held, through the Master Funds generally.

January 1, 2015 to March 31, 2015

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

The Fund was well positioned in September, ending with positive performance. The Federal Reserve retained its low interest rate regime by keeping the Federal Funds rate target range at 0% to 0.25%. The Federal Open Market Committee action was seen as confirmation of the extent of global growth concern that started in China and emerging markets economies and is far-reaching. This had an adverse effect on risk assets. Markets remained volatile in September with an overarching theme being the repricing down of growth expectations across asset classes. The fixed income sector was a leading contributor to performance over the course of September 2015. The Trading Advisors have positioned the Fund long in both government bonds and short-term interest rates. Commodities also performed well in September. The largest contributor was energy short, predominately driven by shorting crude oil. Shorts in livestock also added to performance. The main detractor in commodities for September was in agricultural grains and in softs as crops rebounded during the month. The Fund remained short in commodities. The equities sector was another main detractor in September. Losses were focused in longs in Japan and U.S. equity index futures. FX also detracted in September through losses in Euro and Japanese yen shorts.

October 1, 2015 to December 31, 2015

The beginning of the fourth quarter was challenging given the sharp momentum reversal as a rally in risk assets were counterbalanced by the end of October.  Attention shifted after a more hawkish Federal Open Market Committee (FOMC) statement left the door open for a December rate hike.  November was an extension of the themes observed in previous months, with positive returns across asset classes.  Dramatic moves in major asset classes occurred in the first week of December following the European Central Bank (ECB) disappointment as the central bank under-delivered market expectations of greater monetary accommodation at their December 3rd policy meeting.  In comparison, the first Fed rate hike since the end of quantitative easing in the U.S. led to a much more muted response.  Overall, the end of the quarter was difficult given the Central Bank policy developments and considerable price volatility observed in the market over the course of December.

In equities, longs in the U.S., Eurozone (excluding the UK) and Japan were three main drivers at the beginning of October contributing to performance during the month.  Equities contributed some positive returns in November with long positions in European and Japanese equity indices.  However, they were the main detractor at the end of the quarter.

The fixed income sector was mixed during the quarter.  In October, the U.S. rates market in particular was weak due to the FOMC statement.  November ended with a positive contribution to returns driven by longs in European bond futures including Bobl, Bund and Gilt.  However, poor performance generated negative returns at the end of the quarter. The main detractors were receiving positions in Bobl and Bund contracts, as well as long Gilt futures positions.  On the positive side, receiving JGB 10yr and Canadian 10yr bonds generated positive returns to partially recoup losses in the European markets.

FX detracted as both emerging markets and commodity-related currencies rebounded against the U.S. dollar in October.  Short in Euro against U.S. dollar was the main driver of positive performance for November.  However, FX detracted towards the end of the quarter.  Short Euro against U.S. dollar along with short Swiss Franc against U.S. dollar were the main detractors in December. Despite the sharp price movements, the FX market recovered with the U.S. dollar recouping earlier losses as the Fed raised the interest rate.

Commodities were the largest detractor at the start of the quarter, but were the largest contributor to performance in November.  Energy and base metal sectors in particular ended the month significantly lower as commodities were weaker across the board.  Gains coming from the energy sector at the end of the quarter resulted in commodities being the main driver of positive performance.

In terms of positioning, the overall net long exposure to equities remained low in the portfolio. The long position was almost halved during December, driven mostly by a reduction in long European and to some extent long US equity indices. In Fixed Income, the portfolio maintained a receiving position overall at a reduced level by quarter end.  While the FX position continued to carry the largest risk in the portfolio, short exposure in Euro had been considerably reduced.  In terms of positioning, the portfolio continues to be short commodities overall, though short exposure has been somewhat reduced in precious metals and agricultural softs.

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

In equities, the Portfolio Funds came into the fourth quarter positioned long given the upward trend in that market. As markets kept climbing in the final three months, the Portfolio Funds added to their long exposure across geographies and made profits in the asset class. Each month of the fourth quarter was profitable, with the best gains coming from U.S. and Japanese indices. Equities were the best-performing asset class for the Portfolio Funds trend-followers in the fourth quarter. Currencies were also profitable, although with less consistently. The Portfolio Funds trend-followers lost money in October, but made back the losses in November and December due to the strong downward trends in the Japanese yen and Canadian dollar and upward trends in the British pound and euro. In fixed income and commodities, the Portfolio Funds saw losses. The Portfolio Funds trend-followers were long fixed income coming into the fourth quarter. Yields fell following the U.S. Federal Reserve’s comments over the summer that it would not reduce its stimulus in September. The Portfolio Funds initially made money as yields moved lower, but gave back any gains when yields rose during December with the actual tapering. The Portfolio Funds generally finished the fourth quarter with small losses in the asset class. Commodities had mixed performance; losses were generally due to choppy moves in oil-related energy markets, which stayed range-bound. Industrial metals caused losses as well for similar reasons when sharp falls in November were followed by a swift recovery in December. There were small gains from short positions in precious metals and agricultural markets such as wheat and corn. These markets were generally lower at the end of the fourth quarter, yielding some profits. In summary, the fourth quarter did not see many big reversals. Trends continued for the most part, in areas like equity indices, the Japanese yen, British pound, precious metals and agriculturals, with a relatively small number of markets and sectors showing significant choppiness. In this environment, trend-followers were able to generate positive performance. Strong gains in equity indices and currencies were only slightly offset by smaller losses in commodities and fixed income.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Underlying Funds’ trading activities and interest income.

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

The Fund’s Management Fees are a constant percentage of the Fund’s net assets.

Except in unusual circumstances, factors — regulatory approvals, cost of goods sold, employee relations and the like — which often materially affect an operating business, have no material impact on the Fund.

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

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash directly and indirectly through the underlying Master Funds, which they must have to post initial and variation and variation margin on futures contracts.  This cash is also used to fund redemptions.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.

Recent Accounting Developments

Recent accounting developments, if any, are discussed in Exhibit 13.01.

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

The Underlying Funds are speculative commodity pools. The market sensitive instruments held by the Master Funds are acquired for speculative trading purposes and all or substantially all of the Master Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master Funds’ main line of business.

Market movements result in frequent changes in the fair market value of the Master Funds’ open positions and, consequently, in their earnings and cash flows. The Master Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Funds’ open positions and the liquidity of the markets in which they trade.

The Master Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund’s and the Master Funds’ past performance is not necessarily indicative of future results.

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund and the Underlying Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s and the Underlying Funds’ speculative trading and the recurrence in the markets traded by the Fund and the Underlying Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s and the Underlying Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s and the Underlying Funds’ losses in any market sector will be limited to VaR or by the Fund’s and the Underlying Funds’ attempts to manage market risk.

Quantifying the Fund’s Trading Value at Risk

Quantitative Forward Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Securities Exchange Act”).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by the Master Funds is quantified below in terms of VaR.  Due to the Master Funds’ fair value accounting, any loss in the fair value of the Master Funds’ open positions is directly reflected in the Master Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Prior to May 1, 2015.    With respect to the period prior to May 1, 2015 (prior to the Manager Replacement), exchange maintenance margin requirements have been used by the FuturesAccess Portfolio Funds as the measure of their VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% to 99% of the one-day time periods included in the historical sample (approximately one year, generally) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.  In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the FuturesAccess Portfolio Funds), the margin requirements for the equivalent futures positions have been used as VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.  During the period prior to May 1, 2015, 100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects (which would reduce the VaR estimates) resulting from the fact that the FuturesAccess Portfolio Funds’ positions were rarely, if ever, 100% positively correlated, were not reflected during this time period.

May 1, 2015 and After.  With respect to the period on and after May 1, 2015 (after the Manager Replacement), VaR was calculated for each Underlying Fund by first calculating VaR with respect to each Master Fund and adjusting based on the Underlying Fund’s pro-rata ownership of the Master Fund.  VaR of the Master Funds is based on a one day 99% Monte Carlo model VaR utilizing 1,000 simulations.  The sector breakdown of VaR for each Master Fund is based on an incremental VaR calculated for each position that is aggregated across each of the sectors presented below.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Underlying Funds and the FuturesAccess Portfolio Funds open positions by market category for the twelve month periods ended December 31, 2015 and 2014.  For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.

Aspect DS (1) *

	December 31, 2015
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

	December 31, 2015
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

	December 31, 2015
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

	December 31, 2015
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

(4) Average capitalization of Lynx Class DS was $33,102,183.

* Lynx redeemed as of April 30, 2015.

Transtrend DS (5) *

	December 31, 2015
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

	December 31, 2015
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

	December 31, 2015
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

(7) Average capitalization of Winton Class DS was $44,253,768.

* Winton redeemed as of April 30, 2015.

Blakeney (8) *

	December 31, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$25,889	0.13%	$59,615	$1,234
Energy	108,967	0.57%	271,612	22,423
Interest Rates	167,260	0.87%	395,748	3,818
Metals	74,685	0.39%	130,151	10,761
Stock Indices	83,962	0.44%	196,113	11,163
Currencies	110,198	0.57%	220,942	27,012

TOTAL	$570,961	2.97%	$1,274,181	$76,411

(8) Average capitalization of Blakeney is $19,177,743.

* Blakeney added in May 2015.

Campbell (9) *

	December 31, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$96,315	0.42%	$266,226	$33,319
Energy	114,098	0.49%	301,082	2,974
Interest Rates	103,243	0.45%	307,346	7,227
Metals	137,731	0.60%	347,565	29,579
Stock Indices	81,226	0.35%	230,333	17,937
Currencies	271,596	1.17%	466,861	172,427

TOTAL	$804,209	3.48%	$1,919,413	$263,463

(9) Average capitalization of Campbell is $23,118,588.

* Campbell added in May 2015.

Carlisle (10) *

	December 31, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$58,256	0.53%	$126,376	$27,208
Energy	112,200	1.02%	336,117	17,709
Interest Rates	108,208	0.99%	237,959	19,488
Metals	71,570	0.65%	147,925	1,467
Stock Indices	109,314	1.00%	382,069	1,972
Currencies	62,477	0.57%	131,880	5,533
Other	34,932	0.32%	86,143	13,327

TOTAL	$556,957	5.08%	$1,448,469	$86,704

(10) Average capitalization of Carlis le is $10,981,988.

* Carlis le added in May 2015.

CCPCore Macro (11) *

	December 31, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$11,581	0.11%	$31,773	$331
Energy	43,150	0.40%	129,654	7,043
Interest Rates	80,378	0.74%	212,453	5,762
Metals	18,598	0.17%	35,026	2,210
Stock Indices	124,038	1.14%	304,273	26,181
Currencies	58,167	0.53%	83,455	22,855

TOTAL	$335,912	3.09%	$796,634	$64,382

(11) Average capitalization of CCPCore Macro is $10,921,094.

* CCPCore Macro added in May 2015.

Quantica MF(12) *

	December 31, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$21,647	0.11%	$43,912	$3,911
Energy	64,678	0.33%	270,708	671
Interest Rates	214,770	1.10%	523,313	5,984
Metals	19,602	0.10%	45,676	884
Stock Indices	244,784	1.25%	549,858	53,301
Currencies	60,418	0.31%	90,286	21,080

TOTAL	$625,899	3.20%	$1,523,753	$85,831

(12) Average capitalization of Quantica MF is $19,535,611.

* Quantica MF added in May 2015.

Silver (13) *

	December 31, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$22,137	0.12%	$62,644	$1,485
Energy	117,368	0.66%	372,089	5,284
Interest Rates	129,098	0.72%	389,786	12,670
Metals	87,907	0.49%	146,393	1,056
Stock Indices	208,450	1.16%	490,107	4,997
Currencies	130,796	0.73%	244,752	2,790

TOTAL	$695,756	3.88%	$1,705,771	$28,282

(13) Average capitalization of Silver is $17,918,170.

* Silver added in May 2015.

Aspect DS (14)

	December 31, 2014
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$539,870	2.18%	$916,480	$69,014
Energy	269,793	1.09%	418,364	58,831
Interest Rates	710,306	2.87%	1,143,066	303,421
Metals	147,758	0.60%	291,070	6,121
Stock Indices	427,630	1.73%	829,503	220,679
Currencies	242,273	0.98%	410,458	40,066

TOTAL	$2,337,630	9.45%	$4,008,941	$698,132

(14) Average capitalization of Aspect Class DS was $24,709,183.

BlueTrend DS (15)

	December 31, 2014
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$954,011	2.49%	$1,388,966	$461,957
Energy	386,072	1.01%	776,238	202,418
Interest Rates	991,458	2.59%	1,817,099	625,477
Metals	125,375	0.33%	229,628	41,162
Stock Indices	632,955	1.65%	1,362,834	98,617
Currencies	957,033	2.50%	1,694,996	515,618

TOTAL	$4,046,904	10.57%	$7,269,761	$1,945,249

(15) Average capitalization of BlueTrend Class DS was $38,292,700.

John Locke DS (16)

	December 31, 2014
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$990,057	3.98%	$1,973,890	$354,625
Energy	405,571	1.63%	1,140,217	2,466
Interest Rates	682,548	2.74%	1,083,015	50,893
Metals	315,984	1.27%	520,324	48,939
Stock Indices	499,761	2.01%	1,096,769	116,073
Currencies	399,423	1.60%	1,091,099	9,454

TOTAL	$3,293,344	13.23%	$6,905,314	$582,450

(16) Average capitalization of John Locke Class DS was $24,887,397.

Lynx DS (17)

	December 31, 2014
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$1,390,184	4.46%	$1,674,177	$780,161
Energy	260,723	0.84%	607,146	48,217
Interest Rates	424,529	1.36%	2,599,688	138,688
Metals	995,229	3.19%	1,289,441	703,812
Stock Indices	1,382,932	4.44%	1,600,368	49,518
Currencies	573,067	1.84%	1,157,976	91,468

TOTAL	$5,026,664	16.13%	$8,928,796	$1,811,864

(17) Average capitalization of Lyns Class DS was $31,177,389.

Transtrend DS (18)

	December 31, 2014
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$1,462,474	3.92%	$2,486,582	$530,175
Energy	806,802	2.16%	2,161,660	17,069
Interest Rates	940,395	2.52%	1,500,515	457,782
Metals	949,868	2.54%	2,362,268	97,286
Stock Indices	444,165	1.19%	799,725	193,134
Currencies	785,349	2.10%	1,751,767	111,575

TOTAL	$5,389,053	14.43%	$11,062,517	$1,407,021

(18) Average capitalization of Transtrend Class DS was $37,330,448.

Tudor Tensor DS (19)

	December 31, 2014
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$381,196	1.53%	$855,032	$147,798
Energy	620,558	2.49%	2,224,724	216,949
Interest Rates	269,897	1.08%	520,900	126,305
Metals	771,231	3.10%	1,346,464	247,401
Stock Indices	430,390	1.73%	1,087,416	87,279
Currencies	418,089	1.68%	712,222	123,815

TOTAL	$2,891,361	11.61%	$6,746,758	$949,547

(19) Average capitalization of Tudor Tensor Class DS was $24,880,406.

Winton DS (20)

	December 31, 2014
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$1,014,128	2.28%	$1,529,506	$626,128
Energy	269,195	0.61%	612,797	85,465
Interest Rates	807,872	1.82%	1,475,103	168,066
Metals	539,506	1.21%	832,904	369,165
Stock Indices	629,808	1.42%	933,962	281,090
Currencies	217,735	0.49%	376,180	3,261

TOTAL	$3,478,244	7.83%	$5,760,452	$1,533,175

(20) Average capitalization of Winton Class DS was $44,438,813.

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

Non-Trading Risk

The Master Funds have non-trading market risk on foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial.

The Master Funds also have non-trading market risk on their assets which are held in cash at the clearing broker. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Underlying Funds after the change in structure — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by the Manager and the Trading Advisors of the Underlying Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Fund and for the trading conducted through Underlying Funds to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Each Underlying Fund (inclusive of its related Master Fund) and its Trading Advisor are monitored by the Manager’s investment team.  This coverage is intended to ensure that each Underlying Fund and its Trading Advisor are monitored by individuals who have an in-depth understanding of the Underlying Fund and its Trading Advisor, as well as knowledge of the market environment affecting that particular strategy.

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015	Fourth Quarter 2014	Third Quarter 2014	Second Quarter 2014	First Quarter 2014
Total Income (Loss)	$(2,832,502)	$(484,440)	$(22,496,802)	$15,122,62 3	$21,400,836	$13,671,379	$10,442,875	$(11,853,647)
Total Expenses	1,137,206	1,261,473	1,320,333	1,341,563	1,241,642	1,251,768	1,394,075	1,657,890
Net Income (Loss)	$(3,969,708)	$(1,745,913)	$(23,817,135)	$13,781,06 0	$20,159,194	$12,419,611	$9,048,000	$(13,511,537)

Net Income (Loss) per weighted average Unit(a)	$(0.0256)	$(0.0105)	$(0.1379)	$0.0764	$0.1043	$0.0601	$0.0386	$(0.0488)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

FRM Investment Management’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year ended December 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of FRM Investment Management’s President and the Principal Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the applicable criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2015, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by FRM Investment Management (USA) LLC, its Manager.   Trading decisions are made by the Trading Advisors on behalf of the Master Funds.

The executive officers of the Manager with respect to the Fund and their respective business backgrounds are as follows:

Michelle McCloskey          President

Linzie Steinbach                 Principal Financial Officer

Michelle McCloskey, President of the Manager, is Senior Managing Director at FRM, a member of Man Group’s Executive Committee, President of FRM Investments (USA) LLC (“FRM USA”), an investment management entity which forms a part of FRM, President of FRM Investment Management GP (USA) LLC (formerly known as Pine Grove Asset Management GP LLC), an entity within FRM that principally serves as general partner to certain funds of funds managed by the Manager (“FRM IM GP”), and is based in New York.  FRM USA was a member of the NFA and was registered with the CFTC as a commodity pool operator from August 31, 1987 to June 11, 2015, and was registered with the CFTC as a commodity trading advisor from November 6, 1989 to June 11, 2015.  FRM USA was also formerly registered as an “investment adviser” with the SEC.  FRM IM GP was registered with the CFTC as a commodity pool operator and a commodity trading advisor and was a member of the NFA from April 19, 2011 to June 11, 2015.  Michelle has been registered as an associated person and listed as a principal of the Manager since February 18, 2015.  Michelle was also registered as an associated person and listed as a principal of FRM USA from January 7, 2013 and November 2, 2011, respectively, to June 11, 2015.  Michelle was registered as an associated person and listed as a principal of FRM IM GP from March 6, 2015 to June 11, 2015.  Michelle has overall oversight of the Manager Research team as well as the Managed Account Lifecycle team at FRM, of which the

Manager, FRM IM GP and FRM USA form a part.  Prior to assuming her current role in February 2013, Michelle was Head of the Commodities and New Alternatives teams, within Hedge Fund Research of Man’s Multi-Manager Business from June 2009 to July 2010, researching traditional commodities and new alternative hedge fund strategies including environmentally focused renewable energy and carbon trading strategies, and Head of Hedge Fund Research from July 2010 to February 2013, responsible for overseeing the qualitative investment process across all strategies on the manager research team.  Michelle graduated magna cum laude with a BS in chemical engineering from Texas Tech University in Lubbock, Texas.

Linzie Steinbach, serves as a Fund Controller at Man Group and has been appointed as the Principal Financial Officer of the Manager with respect to the Fund.  Prior to assuming her current role in April 2015, Ms. Steinbach was a Senior Vice President at Merrill Lynch serving as a hedge fund controller within the Alternative Investments Group.  Before joining Merrill Lynch in March 2007, Ms. Steinbach was a financial analyst at D.E. Shaw & Co.  She received a BBA in finance and accounting with high distinction recognition from Emory University Goizueta Business School.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

With respect to the fiscal year ended December 31, 2015, there was a late Form 3 filing by each of the following executive officers: Michelle McCloskey, Linzie Steinbach, and Matthew David Stadtmauer (former executive officer).  The Form 3 filings that were due in 2015, have been filed in 2016.  Except as disclosed in the preceding sentence, to the Fund’s knowledge, there were no other required Section 16(a) filings during the fiscal year ended December 31, 2015.

Code of Ethics:

The Fund has no employees, officers or directors and is controlled by the Manager.  The Manager has adopted an Executive Code of Ethics that applies to its principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the Executive Code of Ethics may be obtained at no charge by written request to FRM Investment Management (USA) LLC, 452  Fifth Avenue, 26th Floor, New York, New York 10018, or by calling the Chief Compliance Officer at (212) 649-6600.

Nominating Committee:

Not applicable.

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor FRM Investment Management has an audit committee.  There are no listed shares of the Fund or FRM Investment Management.)

Item 11: Executive Compensation

The officers of the Manager are remunerated by Man Group in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Management Fees to the Manager, and the Underlying Funds pay Risk Management Fees to the Manager.  See Item 1(c) “Narrative Description of Business—Description of Certain Current Charges.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, Man FRM Investment Management (USA) LLC.)

(b)           Security Ownership of Management:

As of December 31, 2015, the Manager owned no Unit-equivalent member interests, and the executive officers of the Manager did not own any Units.

(c)          Changes in Control:

None.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions and Director Independence

See Item 1(c) “Narrative Description of Business—Description of Certain Current Charges” regarding fees that the Manager receives from the Fund and Underlying Funds.

Director Independence

The Fund has no directors.  The Fund is managed by its officers.

Item 14: Principal Accounting Fees and Services

(a)           Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and 2014 were $177,000 and $177,067, respectively.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2015 and December 31, 2014 related to the Fund.

(c)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)           All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014, other than as set forth in the preceding paragraph (a).

(e)           Neither the Fund nor the Manager has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the relevant Manager’s officer pre-approves all services prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

1.                                      Financial Statements of Man FRM Managed Futures Strategies LLC:

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2015 and 2014

Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Statements of Changes in Members’ Capital for the years ended December 31, 2015, 2014 and 2013

Financial Data Highlights for the years ended December 31, 2015, 2014 and 2013

Notes to Financial Statements

2.             Supplemental Financial Statement Schedules:

(  )                                  Financial Statements of Quantica MF Delaware Feeder LLC (Feeder Fund) and Quantica MF Cayman Fund Limited (Master Fund) as of and for the year ending December 31, 2015 (audited)

(  )                                  Financial Statements of Silver Delaware Feeder LLC (Feeder Fund) and Silver MAC Limited (Master Fund) as of and for the year ending December 31, 2015 (audited)

(  )                                  Financial Statements of Aspect FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)*

(  )                                  Financial Statements of BlueTrend FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)*

(  )                                  Financial Statements of John Locke FutureAccess LLC as of and for the year ending December 31, 2014 and 2013 (audited)

(  )                                  Financial Statements of Lynx FuturesAccess LLC as of and for the year ending December 31, 2014 and 2013 (audited)

(  )                                  Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)*

(  )                                  Financial Statements of Tudor Tensor FuturesAccess LLC as of and for the year ending December 31, 2014 and 2013 (audited)

(  )                                  Financial Statements of Winton FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)*

* The Financial Statements provided also contain the Statements of Operations, Statements of Changes in Members’ Capital, and Financial Data Highlights for the years ended December 31, 2013.

3.                                      Exhibits:  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on    Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01(ii) contained in the registrant’s Report on Form 8-K filed on May 7, 2015.

3.02	Fifth Amended and Restated Limited Liability Company Operating Agreement of Man FRM Managed Futures Strategies LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on August 25, 2015.

13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm.

13.02	Financial Statements of Blakeney Delaware Feeder LLC

13.03	Financial Statements of Campbell Delaware Feeder LLC

13.04	Financial Statements of Carlisle Delaware Feeder LLC

13.05	Financial Statements of CCP Core Macro Delaware Feeder LLC

13.06	Financial Statements of Quantica MF Delaware Feeder LLC

13.07	Financial Statements of Silver Delaware Feeder LLC

13.08	Financial Statements of Aspect FuturesAccess LLC

13.09	Financial Statements of ML BlueTrend FuturesAccess LLC

13.10	Financial Statements of John Locke FuturesAccess LLC

13.11	Financial Statements of Lynx FuturesAccess LLC

13.12	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.13	Financial Statements of Tudor Tensor FuturesAccess LLC

13.14	Financial Statements of ML Winton FuturesAccess LLC

Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2016.

MAN FRM MANAGE FUTURES STRATEGIES ACCESS LLC
By: FRM INVESTMENT MANAGEMENT (USA) LLC, Manager
By:	/s/Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michelle McCloskey	President	March 29, 2016

Michelle McCloskey	(Principal Executive Officer)

/s/ Linzie Steinbach	Principal Financial Officer	March 29, 2016

Linzie Steinbach	(Principal Financial Officer)

MAN FRM MANAGED FUTURES STRATEGIES LLC

2015 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.02	Financial Statements of Blakeney Delaware Feeder LLC

Exhibit 13.03	Financial Statements of Campbell Delaware Feeder LLC

Exhibit 13.04	Financial Statements of Carlisle Delaware Feeder LLC

Exhibit 13.05	Financial Statements of CCP Core Macro Delaware Feeder LLC

Exhibit 13.06	Financial Statements of Quantica MF Delaware Feeder LLC

Exhibit 13.07	Financial Statements of Silver Delaware Feeder LLC

Exhibit 13.08	Financial Statements of Aspect FuturesAccess LLC

Exhibit 13.09	Financial Statements of ML BlueTrend FuturesAccess LLC

Exhibit 13.10	Financial Statements of John Locke FuturesAccess LLC

Exhibit 13.11	Financial Statements of Lynx FuturesAccess LLC

Exhibit 13.12	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Exhibit 13.13	Financial Statements of Tudor Tensor FuturesAccess LLC

Exhibit 13.14	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.