Form 10-Q
period 2016-03-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2016-05-13
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 141,408,098 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR March 31, 2016 ON FORM 10-Q

PART I—FINANCIAL INFORMATION

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS:

Cash	$57,166,818	$78,898,781
Investment in Underlying Funds (Cost $103,969,784 for 2016 and $95,890,791 for 2015)	102,238,332	84,461,211
Receivable from Underlying Funds	620,000	400,000
Investment in Underlying Funds paid in advance	—	320,000

TOTAL ASSETS	$160,025,150	$164,079,992

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	530,738	877,496
Redemptions payable	843,020	1,435,905
Subscriptions received in advance	—	390,000
Other liabilities	297,241	594,859

Total liabilities	1,670,999	3,298,260

MEMBERS’ CAPITAL:
Members’ Capital (141,408,098 Units and 147,812,907 Units outstanding; unlimited Units authorized)	158,354,151	160,781,732
Total Members’ Capital	158,354,151	160,781,732

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$160,025,150	$164,079,992

NET ASSET VALUE PER UNIT:

Class A	$1.1445	$1.1098
Class C	$1.0938	$1.0633
Class D	$1.4625	$1.4130
Class I	$1.2380	$1.1993
Class M	$1.0804	$1.0438
Class AA	$1.0141	$0.9858
Class II	$1.0327	$1.0011
Class MM	$0.9968	$—

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
TRADING PROFIT (LOSS), NET:

Realized, net	$(3,591,007)	$3,074,328
Change in unrealized, net	9,698,128	12,048,293

Total trading profit (loss), net	6,107,121	15,122,621

INVESTMENT INCOME:
Interest	—	2

EXPENSES:
Management fee	812,546	1,160,476
Other expenses	397,915	181,087
Total expenses	1,210,461	1,341,563

NET INVESTMENT INCOME (LOSS)	(1,210,461)	(1,341,561)

NET INCOME (LOSS)	$4,896,660	$13,781,060

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	22,552,383	26,326,426
Class C	94,659,385	128,669,546
Class D	2,949,004	3,270,753
Class I	13,451,300	15,464,032
Class M	7,175,139	8,360,972
Class AA*	2,088,361	—
Class II**	1,991,073	—
Class MM***	37,368	—

Net income (loss) per weighted average Unit
Class A	$0.0355	$0.0790
Class C	$0.0322	$0.0730
Class D	$0.0495	$0.1040
Class I	$0.0394	$0.0857
Class M	$0.0390	$0.0770
Class AA*	$0.0196	$—
Class II**	$0.0238	$—
Class MM***	$(0.0127)	$—

*Units issued on November 16, 2015.  Amounts presented reflect the period from January 1, 2016 through March 31, 2016.

**Units issued on December 7, 2015.  Amounts presented reflect the period from January 1, 2016 through March 31, 2016.

***Units issued on January 25, 2016.  Amounts presented reflect the period from January 25, 2016 through March 31, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units March 31, 2015	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units March 31, 2016
Class A	26,447,606	385,112	(1,288,973)	25,543,745	22,965,118	—	(947,937)	22,017,181
Class C	131,433,730	668,561	(9,049,091)	123,053,200	97,914,221	—	(6,404,191)	91,510,030
Class D	3,270,753	—	—	3,270,753	2,949,004	—	—	2,949,004
Class I	15,579,536	14,465	(314,613)	15,279,388	13,589,522	—	(363,612)	13,225,910
Class M	8,338,628	123,985	(124,509)	8,338,104	7,623,525	—	(584,938)	7,038,587
Class AA*	—	—	—	—	1,187,288	1,235,326	—	2,422,614
Class II**	—	—	—	—	1,584,229	617,046	—	2,201,275
Class MM***	—	—	—	—	—	43,497	—	43,497

Total Members’ Units	185,070,253	1,192,123	(10,777,186)	175,485,190	147,812,907	1,895,869	(8,300,678)	141,408,098

*  Units issued on November 16, 2015.

** Units issued on December 7, 2015.

*** Units issued on January 25, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2016
Class A	$31,855,022	$473,065	$(1,644,293)	$2,078,575	$32,762,369	$25,487,679	$—	$(1,090,666)	$801,059	$25,198,072
Class C	153,204,368	811,000	(11,049,281)	9,393,287	152,359,374	104,115,262	—	(7,075,088)	3,052,050	100,092,224
Class D	4,940,417	—	—	340,286	5,280,703	4,166,825	—	—	146,070	4,312,895
Class I	20,196,513	19,625	(427,740)	1,325,161	21,113,559	16,298,259	—	(454,681)	529,803	16,373,381
Class M	9,304,391	145,000	(148,516)	643,751	9,944,626	7,957,252	—	(632,852)	279,844	7,604,244
Class AA*	—	—	—	—	—	1,170,463	1,245,215	—	40,977	2,456,655
Class II**	—	—	—	—	—	1,585,992	640,000	—	47,332	2,273,324
Class MM***	—	—	—	—	—	—	43,831	—	(475)	43,356

Total Members’ Capital	$219,500,711	$1,448,690	$(13,269,830)	$13,781,060	$221,460,631	$160,781,732	$1,929,046	$(9,253,287)	$4,896,660	$158,354,151

*  Units issued on November 16, 2015.

** Units issued on December 7, 2015.

*** Units issued on January 25, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1098	$1.0633	$1.4130	$1.1993	$1.0438	$0.9858	$1.0011	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0418	0.0400	0.0531	0.0451	0.0392	0.0371	0.0376	(0.0001)
Expenses (b)	(0.0071)	(0.0095)	(0.0036)	(0.0064)	(0.0026)	(0.0088)	(0.0060)	(0.0031)

Net asset value, end of period	$1.1445	$1.0938	$1.4625	$1.2380	$1.0804	$1.0141	$1.0327	$0.9968

Total Return: (a)(c)

Total return	3.13%	2.87%	3.50%	3.23%	3.51%	2.87%	3.16%	-0.32%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.62%	0.87%	0.24%	0.52%	0.24%	0.87%	0.58%	0.41%

Net investment income (loss)	-0.62%	-0.87%	-0.24%	-0.52%	-0.24%	-0.87%	-0.58%	-0.41%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The amounts do not reflect the proportionate share of expense from the Underlying Funds.

(c)          The ratios and total return are not annualized.

*Class MM units issued on January 25, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2045	$1.1656	$1.5105	$1.2963	$1.1158

Net realized and net unrealized change in trading profit (loss)	0.0839	0.0811	0.1053	0.0903	0.0778
Expenses (b)	(0.0058)	(0.0085)	(0.0013)	(0.0048)	(0.0009)

Net asset value, end of period	$1.2826	$1.2382	$1.6145	$1.3818	$1.1927

Total Return: (a)(c)

Total return	6.48%	6.23%	6.88%	6.59%	6.90%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.46%	0.71%	0.08%	0.36%	0.08%

Net investment income (loss)	-0.46%	-0.71%	-0.08%	-0.36%	-0.08%

(a)         The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)         The amounts do not reflect the proportionate share of expense from the FuturesAccess Portfolio Funds.

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

Pursuant to an Asset Purchase Agreement dated as of December 8, 2014 between MLAI and an indirect wholly-owned subsidiary of Man Group plc, as amended, Man Group purchased, among other assets, the rights of MLAI and its affiliates under certain agreements relating to the management of the Fund. FRM replaced MLAI as manager of the Fund on May 1, 2015, upon the closing of such purchase. Effective as of May 1, 2015, the Fund was renamed “Man FRM Managed Futures Strategies LLC.”

Under the direction of the Manager, the Fund allocates its capital among a group of underlying funds (each an “Underlying Fund”, and collectively the “Underlying Funds”) which, in turn, allocate capital to master funds (each a “Master Fund” and collectively the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of commodity trading advisors (each a “Trading Advisor” and collectively, the “Trading Advisors”).

The Manager invests the Fund’s assets in Underlying Funds that are on the FRM platform. The Underlying Funds invested by the Fund are generally established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, generally established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 2). Presently there are seven Underlying Funds (see Note 2). The Manager serves as CPO of the Underlying Funds and Master Funds.

Unless the context requires otherwise, references in these financial statements notes to the Fund, also refer to the Underlying Funds and the Master Funds in which the Underlying Funds invest. Reference to the investment process, strategies, objectives or activities of the Fund and the Underlying Funds refer to the investment activities of the Master Funds through which the Underlying Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities. Additionally, references to the Underlying Funds that follow are also related to the FuturesAccess Portfolio Funds during the period prior to May 1, 2015.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2016 the Fund does not hold any cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2016 and December 31, 2015 and the results of its operations for the three month periods ended March 31, 2016 and 2015. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material.

2.                          INVESTMENTS IN UNDERLYING FUNDS

During 2015, the Fund held investments in the following MLAI Portfolio Funds: Aspect FuturesAccess LLC (“Aspect”), ML BlueTrend FuturesAccess LLC (“BlueTrend”), John Locke FuturesAccess LLC (“John Locke”), Lynx FuturesAccess LLC (“Lynx”), ML  Transtrend DTP Enhanced FuturesAccess LLC (“Transtrend”), Tudor Tensor FuturesAccess LLC (“Tudor”) and ML Winton FuturesAccess LLC (“Winton”). As of April 30, 2015, the Fund fully redeemed its investments in the MLAI Portfolio Funds.

During May 2015, the Fund invested in a new group of Underlying Funds. As of March 31, 2016, the seven Underlying Funds in which the Fund is invested in, and the respective Master Funds in which the Underlying Funds are invested in, are: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) Carlisle Delaware Feeder LLC (“Carlisle”) which invests in Carlisle Fund Limited, (iv) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited, and (vii) Century Cat Mac Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited.  As used herein, Trading Advisor in respect of an Underlying Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Underlying Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Underlying Funds. In the process of rebalancing, the Fund’s allocation to any individual Underlying Fund may range between 3% - 25% of the Fund’s Net Asset Value (“NAV”).

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

The details of investments in Underlying Funds at and for the period ended March 31, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 3/31/2016	Redemptions Permitted
Blakeney	13.19%	$20,891,586	$1,012,064	$20,239,881	Weekly
Silver	8.32%	13,172,089	1,306,836	14,134,162	Weekly
Quantica MF	6.58%	10,421,699	1,276,965	11,912,482	Weekly
CCP Core Macro	5.88%	9,304,765	751,107	9,666,267	Weekly
Campbell	14.65%	23,212,154	844,881	23,338,007	Weekly
Carlisle	5.47%	8,659,833	989,062	8,028,985	Weekly
Century CAT*	10.47%	16,576,206	(73,794)	16,650,000	Weekly

	64.56%	$102,238,332	$6,107,121	$103,969,784

*Underlying Fund added in March 2016.

The details of investments in FuturesAccess Portfolio Funds and in Underlying Funds at and for the year ended December 31, 2015 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/15	Redemptions Permitted
Transtrend*	0.00%	$—	$501,384	$—	Semi-Monthly
Winton*	0.00%	—	407,901	—	Semi-Monthly
Aspect*	0.00%	—	(509,070)	—	Semi-Monthly
John Locke*	0.00%	—	1,283,475	—	Semi-Monthly
Blue trend*	0.00%	—	2,862,359	—	Monthly
Tudor*	0.00%	—	1,341,872	—	Semi-Monthly
Lynx*	0.00%	—	714,472	—	Semi-Monthly
Blakeney**	12.75%	20,499,522	(465,478)	20,751,000	Weekly
Silver**	6.71%	10,785,253	(4,329,747)	13,190,692	Weekly
Quantica MF**	10.85%	17,439,734	(7,620,266)	23,687,804	Weekly
CCP Core Macro**	5.74%	9,238,658	(1,901,342)	10,422,116	Weekly
Campbell**	12.50%	20,102,273	(1,672,727)	21,084,372	Weekly
Carlisle**	3.98%	6,395,771	(1,304,229)	6,754,807	Weekly

	52.53%	$84,461,211	$(10,691,396)	$95,890,791

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015.

** Underlying Funds added in May 2015.

There are no investments held by the FuturesAccess Portfolio Funds or the Underlying Funds and the Underlying Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital. The following is summarized financial information as required by regulation S-X,  for each of the FuturesAccess Portfolio Funds and the Underlying Funds:

	As of March 31, 2016
	Total Assets	Total Liabilities	Total Capital
Blakeney	$21,038,175	$136,346	20,901,829
Campbell	23,354,050	132,095	23,221,955
Carlisle	8,764,668	94,507	8,670,161
CCP Core Macro	9,402,811	88,850	9,313,961
Century CAT*	16,634,227	48,065	16,586,162
Quantica MF	10,551,772	123,023	10,428,749
Silver	13,290,443	109,664	13,180,779

Total	$103,036,146	$732,550	$102,303,596

*Underlying Fund added in March 2016.

	As of December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Blakeney	$20,631,073	$421,747	$20,209,326
Campbell	21,212,903	1,331,203	19,881,700
Carlisle	6,488,042	83,221	6,404,821
CCP Core Macro	9,321,267	74,078	9,247,189
Quantica MF	17,560,913	444,542	17,116,371
Silver	11,676,904	883,811	10,793,093

Total	$86,891,102	$3,238,602	$83,652,500

	For the three months ended March 31, 2016
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$1,094,270	$—	$(81,766)	$1,012,504
Campbell	923,026	—	(77,771)	845,255
Carlisle	1,030,598	—	(40,260)	990,338
CCP Core Macro	843,887	—	(49,494)	794,393
Century CAT*	(68,350)	—	(5,489)	(73,839)
Quantica MF	1,345,820	—	(68,443)	1,277,377
Silver	1,363,029	—	(55,342)	1,307,687

Total	$6,532,280	$—	$(378,565)	$6,153,715

*Underlying Fund added in March 2016.

	For the three months ended March 31, 2015
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Aspect	$15,676,944	$(129,118)	$(4,406,698)	$11,141,128
BlueTrend	11,103,105	(123,868)	(2,553,172)	8,426,065
John Locke	2,220,738	(55,487)	(559,924)	1,605,327
Lynx	5,319,196	(56,977)	(1,260,896)	4,001,323
Transtrend	5,068,618	(127,925)	(1,514,629)	3,426,064
Tudor	2,179,703	(96,866)	(473,172)	1,609,665
Winton	64,124,236	(259,900)	(20,975,691)	42,888,645

Total	$105,692,540	$(850,141)	$(31,744,182)	$73,098,217

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This new guidance no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. Although ASU 2015-07 (“the amendment”) is effective beginning in the first quarter of 2016, early adoption is permitted.  The Manager had elected to adopt the amendment in August 2015, and the impact of adoption is limited to the notes to the financial statements.

As of March 31, 2016 and December 31, 2015, all of the investments were fair valued using the NAV as a practical expedient of the Underlying Funds.

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes certain of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Master Funds’ financial assets (liabilities) at fair value through profit or loss on such derivative instruments as reflected in the Statement of Financial Condition of the Master Funds. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Master Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

FRM has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Master Funds, calculating the NAV of the Fund and the Underlying Funds as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While FRM does not intervene in the markets to hedge or diversify the Underlying Funds’ market exposure, FRM may urge the respective Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that FRM’s basic risk control procedures will consist of the process of monitoring the Trading Advisors, with the market risk controls being applied by the respective Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the derivatives, at fair value, if any, included in the Master Funds’ Statement of Financial Condition.

As of March 31, 2016, the Underlying Funds held by the Fund generally do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Underlying Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

Credit risk is the possibility that a loss may occur from the failure of a counterparty to make payments according to the terms of a contract. The Fund’s exposure to credit risk is contingent upon the Underlying Funds and the brokers and counterparties which the Underlying Funds transact business with as well as amounts recorded as assets in the Statements of Financial Condition.

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

The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2016 and 2015 amounted to $0 and $11,156, respectively.

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

6.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the three months ended March 31, 2016 and 2015 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

7.                          SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustment to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis and Results of Operations

Unless the context requires otherwise, references in this Form 10-Q to the Fund also refer to the Underlying Funds and the Master Funds in which the Underlying Funds invest.  Reference to the investment process, strategies, objectives and activities of the Fund and the Underlying Funds refer to the investment activities of the Master Funds through which the Underlying Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities.

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

YR 2016

NAV PER UNIT CLASS A

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.1236	$1.1686	$1.1501	$1.1497	$1.1497	$1.1574	$1.1798	$1.1755	$1.1750	$1.1750	$1.1536	$1.1281	$1.1375	$1.1355	$1.1445

NAV PER UNIT CLASS C

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0763	$1.1192	$1.1013	$1.1007	$1.1007	$1.1078	$1.1290	$1.1247	$1.1240	$1.1240	$1.1034	$1.0788	$1.0875	$1.0855	$1.0938

NAV PER UNIT CLASS D

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.4310	$1.4887	$1.4656	$1.4655	$1.4655	$1.4756	$1.5047	$1.4996	$1.4995	$1.4995	$1.4726	$1.4404	$1.4528	$1.4507	$1.4625

NAV PER UNIT CLASS I

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.2143	$1.2630	$1.2432	$1.2428	$1.2428	$1.2512	$1.2755	$1.2710	$1.2706	$1.2706	$1.2475	$1.2200	$1.2302	$1.2282	$1.2380

NAV PER UNIT CLASS M

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0571	$1.0997	$1.0827	$1.0826	$1.0826	$1.0901	$1.1115	$1.1078	$1.1077	$1.1077	$1.0878	$1.0641	$1.0732	$1.0716	$1.0804

NAV PER UNIT CLASS AA

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$0.9978	$1.0376	$1.0210	$1.0204	$1.0204	$1.0270	$1.0467	$1.0427	$1.0421	$1.0421	$1.0229	$1.0001	$1.0082	$1.0063	$1.0141

NAV PER UNIT CLASS II

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0136	$1.0542	$1.0376	$1.0372	$1.0372	$1.0441	$1.0644	$1.0606	$1.0602	$1.0602	$1.0409	$1.0179	$1.0264	$1.0246	$1.0327

NAV PER UNIT CLASS MM

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	N/A	N/A	N/A	$0.9998	$0.9998	$1.0066	$1.0263	$1.0228	$1.0225	$1.0225	$1.0041	$0.9821	$0.9904	$0.9888	$0.9968

YR 2015

NAV PER UNIT CLASS A

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	$1.2304	$1.2611	$1.2311	$1.2593	$1.2846	$1.2826	$1.2986	$1.2308	$1.2308	$1.2183	$1.2351

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.2319	$1.2013	$1.1770	$1.1742	$1.1442	$1.1509	$1.1423	$1.1638	$1.1784	$1.1834	$1.1885

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	$1.1642	$1.1606	$1.1071	$1.1336	$1.1283	$1.1141	$1.1223	$1.1350	$1.0953	$1.1123	$1.1289

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.1151	$1.1147	$1.1243	$1.1499	$1.1606	$1.1574	$1.1087	$1.1283	$1.1350	$1.1118	$1.1098

NAV PER UNIT CLASS C

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	$1.1903	$1.2195	$1.1899	$1.2167	$1.2406	$1.2382	$1.2531	$1.1872	$1.1872	$1.1746	$1.1906

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.1872	$1.1576	$1.1338	$1.1310	$1.1018	$1.1082	$1.0997	$1.1202	$1.1340	$1.1385	$1.1432

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	$1.1197	$1.1160	$1.0643	$1.0896	$1.0843	$1.0705	$1.0781	$1.0902	$1.0518	$1.0679	$1.0836

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.0702	$1.0696	$1.0786	$1.1029	$1.1130	$1.1098	$1.0631	$1.0816	$1.0878	$1.0654	$1.0633

NAV PER UNIT CLASS D

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	$1.5440	$1.5835	$1.5468	$1.5832	$1.6160	$1.6145	$1.6357	$1.5513	$1.5513	$1.5364	$1.5581

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.5544	$1.5163	$1.4862	$1.4829	$1.4458	$1.4544	$1.4440	$1.4714	$1.4904	$1.4971	$1.5040

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	$1.4737	$1.4696	$1.4024	$1.4362	$1.4300	$1.4121	$1.4231	$1.4395	$1.3897	$1.4116	$1.4331

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.4161	$1.4160	$1.4286	$1.4615	$1.4756	$1.4716	$1.4100	$1.4353	$1.4442	$1.4150	$1.4130

NAV PER UNIT CLASS I

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	$1.3245	$1.3578	$1.3257	$1.3563	$1.3838	$1.3818	$1.3993	$1.3265	$1.3265	$1.3132	$1.3314

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.3280	$1.2952	$1.2691	$1.2661	$1.2340	$1.2413	$1.2321	$1.2553	$1.2712	$1.2766	$1.2822

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	$1.2562	$1.2524	$1.1948	$1.2234	$1.2178	$1.2025	$1.2115	$1.2253	$1.1826	$1.2010	$1.2190

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.2042	$1.2039	$1.2144	$1.2420	$1.2538	$1.2503	$1.1978	$1.2190	$1.2263	$1.2013	$1.1993

NAV PER UNIT CLASS M

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	$1.1406	$1.1698	$1.1426	$1.1695	$1.1938	$1.1927	$1.2083	$1.1459	$1.1459	$1.1350	$1.1510

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.1483	$1.1201	$1.0979	$1.0955	$1.0680	$1.0744	$1.0667	$1.0870	$1.1010	$1.1059	$1.1110

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	$1.0887	$1.0856	$1.0360	$1.0610	$1.0563	$1.0432	$1.0513	$1.0634	$1.0266	$1.0428	$1.0587

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.0461	$1.0460	$1.0553	$1.0796	$1.0900	$1.0871	$1.0416	$1.0603	$1.0669	$1.0453	$1.0438

NAV PER UNIT CLASS AA

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	n/a	n/a	n/a	$1.0225	$1.0319	$1.0289	$0.9856	$1.0028	$1.0085	$0.9877	$0.9858

NAV PER UNIT CLASS II

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0177	$1.0238	$1.0028	$1.0011

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

For the three months ended March 31, 2016 the Fund’s capital decreased 1.51% from $160,781,732 to $158,354,151.  This decrease was attributable to the net income from operations of $4,896,660, coupled with the redemption of 8,300,678 Units resulting in an outflow of $9,253,287.  The cash outflow was offset with cash inflow of $1,929,046 due to subscriptions of 1,895,869 Units. Future redemptions could impact the amount of funds available for investment in the Underlying Funds in subsequent months.

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

Results of Operations

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the underlying Master Fund level and the allocation to each underlying Master Fund as of March 31, 2016:

March 31, 2016

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions
Agriculture	$163,906	12.53%
Currencies - Futures	(168,363)	-12.87%
Currencies - Forwards	(90,761)	-6.94%
Energy	31,676	2.42%
Interest rates	1,030,491	78.80%
Metals	(56,054)	-4.29%
Stock indices	396,993	30.35%

Total	$1,307,888	100%

The Fund experienced a net trading profit for the first quarter ended March 31, 2016 of $6,107,121.

Returns were varied over the quarter with positive returns in January and February, while March gave back some earlier gains.

The start of the quarter was characterized by an overall risk-off sentiment as the Chinese equity market experienced extreme volatility with heavy sell-offs that hit the circuit breakers twice in a week, coupled with the continued decline in the energy market.  Consequently, this led to raised uncertainty about policy actions from the central banks that remained throughout the quarter.  Mid-quarter, the outlook for 2016 became even more complicated as markets also dealt with the marginal effect of negative rate policy in the Eurozone and Japan. However, Yellen’s speech at the end of March maintained the dovish tone held throughout the quarter, leading the market to revise down the probability of a June rate hike. The portfolio however maintained a positive net-of-fees result year-to-date, despite the backdrop of uncertainty from central bank action.

The main contributor to performance at the start of the quarter was the fixed income sector, receiving positions across the developed market rates benefited from the January rally, especially during the final week of the month. Fixed income remained the main contributor to performance through February. However, this sector performed negatively towards the end of the quarter.  The majority of the losses came from long positions in developed market bonds such as UK Gilts despite being offset by long positions in Italian and French government bonds.

The commodities sector performed positively in January.  The short position in crude benefited early in the month as the price of oil slid below the $30/bbl mark. However, towards the middle of the quarter, while precious metals detracted from performance, gains were led by shorts in energy and agriculturals making the commodities sector the second best performing asset class in February.  Commodities was the worst performer in March despite most programs scaling back their shorts in the energy sector towards the end of the quarter.

The equities sector was the only sector that detracted at the start of the quarter as a result of the market sell-off, and remained down until the end of the quarter. Longs in the U.S. and Japanese major equity indices all suffered from the price drop during the first two weeks of January, and long positions in S&P500 and DAX detracted in February.  In March, the Fund saw positive performance with gains led by longs in the US equity market including S&P500, Nasdaq and Dow Jones.

Foreign currencies future and forwards contributed positively at the start of the quarter, but turned negative by the end. Short positions in GBP, CAD and ZAR against USD contributed to performance in the beginning of January.  However, a long JPY against USD position was maintained into February and through March as at the end of the quarter the euro and pound strengthened against the U.S. dollar, further detracting from performance.

In terms of positioning at quarter end, the portfolio continued to hold its long delta exposure although there were some notable reductions within the fixed income sector. The portfolio trimmed some of the longs in precious metals in the last week of the quarter and adjusted its overall delta exposure in commodities to almost flat. Regarding equities, the portfolio entered March flat, but swiftly built up a long exposure most significantly in the U.S. as the equities market rallied. Finally, the portfolio notably reversed its net long dollar exposure to net short during the second half of March in the FX sector.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions by market category for the three month periods ended March 31, 2016 and 2015. (For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney (1)*

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$20,116	0.10%	$22,374	$15,805
Energy	122,202	0.58%	174,690	46,603
Interest Rates	298,353	1.42%	313,618	269,318
Metals	17,151	0.08%	21,693	13,585
Stock Indices	62,532	0.30%	93,341	14,184
Currencies	102,716	0.49%	189,929	56,682

TOTAL	$623,070	2.97%	$815,645	$416,177

(1) Average capitalization of Blakeney is $21,011,911.

* Blakeney added in May 2015.

Campbell (2) *

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$62,698	0.29%	$115,750	$32,018
Energy	136,308	0.62%	188,541	45,269
Interest Rates	261,686	1.20%	347,156	212,899
Metals	22,571	0.10%	33,607	9,115
Stock Indices	46,289	0.21%	61,473	36,105
Currencies	160,225	0.73%	263,978	27,740

TOTAL	$689,777	3.15%	$1,010,505	$363,146

(2) Average capitalization of Campbell is $21,880,112.

* Campbell added in May 2015.

Carlisle (3) *

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

(3) Average capitalization of Carlisle is $8,287,498.

* Carlisle added in May 2015.

Century CAT (4) *

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$737	0.00%	$737	$737
Energy	20,013	0.12%	20,013	20,013
Interest Rates	125,388	0.75%	125,388	125,388
Metals	4,860	0.03%	4,860	4,860
Stock Indices	13,841	0.08%	13,841	13,841
Currencies	114,891	0.69%	114,891	114,891
Other	9	0.00%	9	9

TOTAL	$279,739	1.67%	$279,739	$279,739

(4) Average capitalization of Century CAT is $16,676,590.

* Century CAT added in March 2016.

CCPCore Macro (5) *

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$4,970	0.05%	$6,309	$3,812
Energy	89,458	0.92%	131,014	50,415
Interest Rates	121,175	1.25%	158,560	95,211
Metals	3,229	0.03%	6,418	112
Stock Indices	13,192	0.14%	32,523	508
Currencies	29,551	0.30%	59,914	9,031

TOTAL	$261,575	2.69%	$394,738	$159,089

(5) Average capitalization of CCPCore Macro is $9,695,513.

* CCPCore Macro added in May 2015.

Quantica MF(6) *

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$24,201	0.14%	$37,803	$9,426
Energy	129,292	0.77%	305,453	546
Interest Rates	419,012	2.49%	529,812	214,876
Metals	62,197	0.37%	105,016	32,662
Stock Indices	60,130	0.36%	104,716	1,658
Currencies	47,668	0.28%	107,484	4,963

TOTAL	$742,500	4.41%	$1,190,284	$264,131

(6) Average capitalization of Quantica MF is $16,844,577.

* Quantica MF added in May 2015.

Silver (7) *

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$19,407	0.15%	$38,918	$4,959
Energy	112,234	0.87%	280,212	27,631
Interest Rates	190,183	1.48%	264,723	73,940
Metals	64,334	0.50%	103,823	27,556
Stock Indices	55,853	0.44%	91,899	7,696
Currencies	122,030	0.95%	184,259	39,621

TOTAL	$564,041	4.39%	$963,834	$181,403

(7) Average capitalization of Silver is $12,829,404.

* Silver added in May 2015.

Aspect DS (8) *

	March 31, 2015
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

(8) Average capitalization of Aspect Class DS was $24,293,973.

* Aspect redeemed as of April 30, 2015.

BlueTrend DS (9) *

	March 31, 2015
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

(9) Average capitalization of BlueTrend Class DS was $35,655,442.

* BlueTrend redeemed as of April 30, 2015.

John Locke DS (10) *

	March 31, 2015
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

(10) Average capitalization of John Locke Class DS was $24,370,582.

* John Locke redeemed as of April 30, 2015.

Lynx DS (11) *

	March 31, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$1,076,053	3.22%	$1,181,392	$967,293
Energy	319,028	0.96%	350,259	286,783
Interest Rates	2,721,222	8.15%	2,987,613	2,446,180
Metals	264,176	0.79%	290,037	237,475
Stock Indices	462,477	1.38%	507,751	415,733
Currencies	64,971	0.19%	71,331	58,404

TOTAL	$4,907,927	14.69%	$5,388,383	$4,411,868

(11) Average capitalization of Lynx Class DS was $45,496,263.

* Lynx redeemed as of April 30, 2015.

Transtrend DS (12) *

	March 31, 2015
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

(12) Average capitalization of Transtrend Class DS was $35,544,456.

* Transtrend redeemed as of April 30, 2015.

Tudor Tensor DS (13) *

	March 31, 2015
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

(13) Average capitalization of Tudor Tensor Class DS was $24,437,583.

* Tudor Tensor redeemed as of April 30, 2015.

Winton DS (14) *

	March 31, 2015
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

(14) Average capitalization of Winton Class DS was $44,475,814.

* Winton redeemed as of April 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agents of the Units are Man Investment Inc. (“MII”)  and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”).

CLASS AA

	Subscription
	Amount	Units	NAV (1)
01/04/16	$390,000	395,618	$0.9858
01/11/16	67,000	67,148	0.9978
01/25/16	543,215	532,040	1.0210
02/16/16	33,000	31,528	1.0467
03/07/16	134,000	131,000	1.0229
03/14/16	78,000	77,992	1.0001

CLASS II

	Subscription
	Amount	Units	NAV (1)
02/01/16	$640,000	617,046	$1.0372

CLASS MM

	Subscription
	Amount	Units	NAV (1)
01/25/16	$28,831	28,831	$1.0000
02/22/16	15,000	14,666	1.0228

(1) Beginning of the period Net Asset Value

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

None.

Item 6.           Exhibits

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:    Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: May 13, 2016	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer