Form 10-Q
period 2016-06-30
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2016-08-12
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐   No  ☒

As of June 30, 2016, 134,058,513 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR June 30, 2016 ON FORM 10-Q

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS:

Cash	$58,169,921	$78,898,781
Investment in Underlying Funds (Cost: $90,478,272 and $95,890,791 at June 30, 2016 and December 31, 2015, respectively)	91,131,490	84,461,211
Receivable from Underlying Funds	2,807,683	400,000
Investment in Underlying Funds paid in advance	—	320,000

TOTAL ASSETS	$152,109,094	$164,079,992

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	1,270,825	877,496
Redemptions payable	637,612	1,435,905
Subscriptions received in advance	—	390,000
Administrative fee payable	53,088	248,871
Professional fees payable	61,304	143,138
Other liabilities	173,687	202,850

Total liabilities	2,196,516	3,298,260

MEMBERS’ CAPITAL:
Members’ Capital (134,058,513 Units and 147,812,907 Units outstanding at June 30, 2016 and December 31, 2015, respectively; unlimited Units authorized)	149,912,578	160,781,732
Total Members’ Capital	149,912,578	160,781,732

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$152,109,094	$164,079,992

NET ASSET VALUE PER UNIT:

Class A	$1.1446	$1.1098
Class C	$1.0912	$1.0633
Class D	$1.4682	$1.4130
Class I	$1.2394	$1.1993
Class M	$1.0846	$1.0438
Class AA	$1.0117	$0.9858
Class II	$1.0333	$1.0011
Class MM	$0.9991	$—

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
TRADING PROFIT (LOSS), NET:
Realized, net	$(1,719,683)	$33,319,040	$(5,310,690)	$36,393,368
Change in unrealized, net	2,384,670	(55,816,115)	12,082,798	(43,767,822)

Total trading profit (loss), net	664,987	(22,497,075)	6,772,108	(7,374,454)

INVESTMENT INCOME:
Interest	—	273	—	275

EXPENSES:
Management fee	740,087	1,065,654	1,552,633	2,226,130
Professional fees	104,848	147,228	245,603	229,194
Administrative fee	79,185	94,895	163,830	146,875
Other expenses	113,428	12,556	285,943	59,697
Total expenses	1,037,548	1,320,333	2,248,009	2,661,896

NET INVESTMENT INCOME (LOSS)	(1,037,548)	(1,320,060)	(2,248,009)	(2,661,621)

NET INCOME (LOSS)	$(372,561)	$(23,817,135)	$4,524,099	$(10,036,075)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	21,122,346	25,382,763	21,841,315	25,736,637
Class C	88,051,204	121,039,055	91,373,549	123,900,489
Class D	2,654,767	3,270,754	2,802,698	3,270,754
Class I	13,159,956	15,245,167	13,306,432	15,327,241
Class M	6,984,923	8,338,103	7,080,557	8,346,679
Class AA*	3,083,658	—	2,583,260	—
Class II**	2,201,275	—	2,095,593	—
Class MM***	43,497	—	40,881	—

Net income (loss) per weighted average Unit
Class A	$(0.0019)	$(0.1380)	$0.0348	$(0.0554)
Class C	$(0.0052)	$(0.1361)	$0.0284	$(0.0572)
Class D	$0.0160	$(0.1687)	$0.0673	$(0.0647)
Class I	$0.0011	$(0.1474)	$0.0409	$(0.0601)
Class M	$0.0038	$(0.1246)	$0.0433	$(0.0474)
Class AA*	$0.0138	$—	$0.0323	$—
Class II**	$0.0005	$—	$0.0231	$—
Class MM***	$0.0024	$—	$(0.0091)	$—

*Units issued on November 16, 2015.  Amounts presented reflect the period from January 1, 2016 through June 30, 2016.

**Units issued on December 7, 2015.  Amounts presented reflect the period from January 1, 2016 through June 30, 2016.

***Units issued on January 25, 2016.  Amounts presented reflect the period from January 25, 2016 through June 30, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units June 30, 2015	Members’ Units December 31, 2015	Subscriptions#	Redemptions##	Members’ Units June 30, 2016
Class A	26,447,606	474,649	(1,644,566)	25,277,689	22,965,118	—	(2,509,951)	20,455,167
Class C	131,433,730	706,472	(14,230,568)	117,909,634	97,914,221	—	(13,914,714)	83,999,507
Class D	3,270,753	—	(321,750)	2,949,003	2,949,004	893,199	(875,694)	2,966,509
Class I	15,579,536	170,060	(541,804)	15,207,792	13,589,522	—	(505,489)	13,084,033
Class M	8,338,628	123,985	(124,509)	8,338,104	7,623,525	—	(669,312)	6,954,213
Class AA*	—	—	—	—	1,187,288	3,184,273	(17,249)	4,354,312
Class II**	—	—	—	—	1,584,229	617,046	—	2,201,275
Class MM***	—	—	—	—	—	43,497	—	43,497

Total Members’ Units	185,070,253	1,475,166	(16,863,197)	169,682,222	147,812,907	4,738,015	(18,492,409)	134,058,513

*  Units issued on November 16, 2015.

** Units issued on December 7, 2015.

*** Units issued on January 25, 2016.

#  Includes transfers in to Class AA, from Class A, of 167,859 units and 23,521 units, on April 11, 2016 and May 16, 2016, respectively.

## Includes transfers out of Class A, to Class AA, of 148,700 units and 20,816 units, on April 8, 2016 and May 13, 2016, respectively.

Amounts have been rounded to the nearest whole unit.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in Dollars)

	Members’ Capital December 31,			Net Income	Members’ Capital	Members’ Capital December 31,			Net Income	Members’ Capital
	2014	Subscriptions	Redemptions	(Loss)	June 30, 2015	2015	Subscriptions#	Redemptions##	(Loss)	June 30, 2016
Class A	$31,855,022	$587,905	$(2,093,686)	$(1,425,322)	$28,923,919	$25,487,679	$—	$(2,833,952)	$759,987	$23,413,714
Class C	153,204,368	858,000	(17,063,266)	(7,082,025)	129,917,077	104,115,262	—	(15,046,687)	2,593,402	91,661,977
Class D	4,940,417	—	(465,187)	(211,599)	4,263,631	4,166,825	1,237,616	(1,237,617)	188,578	4,355,402
Class I	20,196,513	234,625	(742,957)	(921,570)	18,766,611	16,298,259	—	(626,344)	544,238	16,216,153
Class M	9,304,391	145,000	(148,516)	(395,559)	8,905,316	7,957,252	—	(721,406)	306,384	7,542,230
Class AA*	—	—	—	—	—	1,170,463	3,168,842	(17,536)	83,381	4,405,150
Class II**	—	—	—	—	—	1,585,992	640,000	—	48,501	2,274,493
Class MM***	—	—	—	—	—	—	43,831	—	(372)	43,459

Total Members’ Capital	$219,500,711	$1,825,530	$(20,513,612)	$(10,036,075)	$190,776,554	$160,781,732	$5,090,289	$(20,483,542)	$4,524,099	$149,912,578

*  Units issued on November 16, 2015.

** Units issued on December 7, 2015.

*** Units issued on January 25, 2016.

#  Includes transfers in to Class AA, from Class A, of $170,663 and $22,966, on April 11, 2016 and May 16, 2016, respectively.

## Includes transfers out of Class A, to Class AA, of $170,663 and $22,966, on April 8, 2016 and May 13, 2016, respectively.

Amounts have been rounded to the nearest dollar.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1445	$1.0938	$1.4625	$1.2380	$1.0804	$1.0141	$1.0327	$0.9968

Net realized and net change in unrealized trading profit (loss)	0.0065	0.0063	0.0085	0.0073	0.0064	0.0058	0.0061	0.0058
Net investment loss (b)	(0.0064)	(0.0089)	(0.0028)	(0.0059)	(0.0022)	(0.0082)	(0.0055)	(0.0035)

Net asset value, end of period	$1.1446	$1.0912	$1.4682	$1.2394	$1.0846	$1.0117	$1.0333	$0.9991

Total Return: (a)(c)

Total return	0.01%	-0.24%	0.39%	0.11%	0.39%	-0.24%	0.06%	0.23%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.57%	0.82%	0.20%	0.47%	0.20%	0.82%	0.53%	0.35%

Net investment income (loss)	-0.57%	-0.82%	-0.20%	-0.47%	-0.20%	-0.82%	-0.53%	-0.35%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1098	$1.0633	$1.4130	$1.1993	$1.0438	$0.9858	$1.0011	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0483	0.0463	0.0616	0.0522	0.0455	0.0428	0.0436	0.0057
Net investment loss (b)	(0.0135)	(0.0184)	(0.0064)	(0.0121)	(0.0047)	(0.0169)	(0.0114)	(0.0066)

Net asset value, end of period	$1.1446	$1.0912	$1.4682	$1.2394	$1.0846	$1.0117	$1.0333	$0.9991

Total Return: (a)(c)

Total return	3.14%	2.62%	3.91%	3.34%	3.91%	2.63%	3.22%	-0.09%

Ratios to Average Members’ Capital: (b)(c)

Expenses	1.19%	1.69%	0.44%	0.99%	0.44%	1.69%	1.11%	0.66%

Net investment income (loss)	-1.19%	-1.69%	-0.44%	-0.99%	-0.44%	-1.69%	-1.11%	-0.66%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2826	$1.2382	$1.6145	$1.3818	$1.1927

Net realized and net change in unrealized trading profit (loss)	(0.1323)	(0.1275)	(0.1668)	(0.1426)	(0.1233)
Net investment loss (b)	(0.0061)	(0.0089)	(0.0019)	(0.0052)	(0.0014)

Net asset value, end of period	$1.1442	$1.1018	$1.4458	$1.2340	$1.0680

Total Return: (a)(c)

Total return	-10.79%	-11.02%	-10.45%	-10.70%	-10.46%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.49%	0.74%	0.12%	0.40%	0.12%

Net investment income (loss)	-0.49%	-0.74%	-0.12%	-0.40%	-0.12%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2045	$1.1656	$1.5105	$1.2963	$1.1158

Net realized and net change in unrealized trading profit (loss)	(0.0484)	(0.0463)	(0.0615)	(0.0523)	(0.0455)
Net investment loss (b)	(0.0119)	(0.0175)	(0.0032)	(0.0100)	(0.0023)

Net asset value, end of period	$1.1442	$1.1018	$1.4458	$1.2340	$1.0680

Total Return: (a)(c)

Total return	-5.00%	-5.47%	-4.28%	-4.81%	-4.28%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.95%	1.45%	0.20%	0.75%	0.20%

Net investment income (loss)	-0.95%	-1.45%	-0.20%	-0.75%	-0.20%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                          ORGANIZATION

Man FRM Managed Futures Strategies LLC (the “Fund”), a Delaware limited liability company, is a managed futures fund of funds managed by FRM Investment Management (USA) LLC (the “Manager” or “FRM”). FRM is registered as a commodity pool operator (“CPO”) and commodity trading adviser (“CTA”) with the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act.  FRM is also registered as an investment adviser under the Investment Advisers Act of 1940. FRM is an indirect wholly-owned subsidiary of Man Group plc (“Man Group”). The Fund was organized under the Delaware Limited Liability Company Act in March 2007 and commenced operations in April 2007. The Fund is an investment company as defined by Accounting Standards Codification (“ASC”) guidance. The Fund was previously known as “Systematic Momentum FuturesAccess LLC” through April 30, 2015.

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

Pursuant to an Asset Purchase Agreement dated as of December 8, 2014 between MLAI and an indirect wholly-owned subsidiary of Man Group, as amended, the Man Group purchased, among other assets, the rights of MLAI and its affiliates under certain agreements relating to the management of the Fund. FRM replaced MLAI as manager of the Fund on May 1, 2015, upon the closing of such purchase. Effective as of May 1, 2015, the Fund was renamed “Man FRM Managed Futures Strategies LLC.”

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

The Manager invests the Fund’s assets in Underlying Funds that are on the FRM platform. The Underlying Funds invested by the Fund are established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 2). As of June 30, 2016, there are six Underlying Funds (see Note 2) held by the Fund. The Manager serves as CPO of the Underlying Funds and Master Funds.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Fund does not hold any cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2016 and December 31, 2015 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value (“NAV”) of the Fund, including reducing the NAV of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The Manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2013.

Subscriptions

The Fund generally offers units (“Units”) for investment each Monday (or, where such day is not a business day, the immediately following business day) and/or such other days as the Manager may determine in its sole discretion (each a “Subscription Day”). Investors must submit their executed subscription agreement five business days prior to the Subscription Day.  Investors’ subscriptions will be used to purchase a number of Units, including fractional Units, with an aggregate NAV, equal to the dollar amount invested.

Each member shares in the profits and losses of the Fund in proportion to the number of units held by each member. However, no member is liable for obligations of the Fund in excess of its capital subscription and net profits or losses, if any. Except as described in Note 5 below in respect of fees, the classes of units are identical.

Redemptions

Investors in the Fund generally may redeem any or all of their Units at NAV, in whole or fractional Units, effective as of (i) each Friday (or, where such day is not a business day, the immediate following business day) and/or (ii) such other days as the Manager may determine in its sole discretion (each a “Redemption Day”), upon providing notice to the Fund in writing (or in such other manner as the Manager may determine in its sole discretion) not less than four business days prior to the Redemption Day. The NAV of redeemed Units is determined as of the Redemption Day. Investors will remain exposed to fluctuations in NAV during the period between submission of their redemption requests and the applicable Redemption Date.

New Accounting Pronouncement

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). The pronouncement determines management’s responsibility regarding assessment of the Fund’s ability to continue as a going concern, even if the Fund’s liquidation is not imminent. Currently, no similar guidance exists. Under this guidance, during each period in which financial statements are prepared, management needs to evaluate whether there are conditions or events that, in aggregate, raise substantial doubt about the Fund’s ability to continue as a going concern within one year after the date the financial statements are issued. Substantial doubt exists if these conditions or events indicate that the Fund will be unable to meet its obligations as they become due. If such conditions or events exist, management should develop a plan to mitigate or alleviate these conditions or events. Regardless of management’s plan to mitigate, certain disclosures must be made in the financial statements. ASU 2014-15 is effective for annual periods ending after December 15, 2016, however, early adoption is permitted. The Fund is currently evaluating the impact the update will have on the Fund’s financial statements.

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

During May 2015, the Fund invested in a new group of Underlying Funds. As of June 30, 2016, the six Underlying Funds in which the Fund is invested in, and the respective Master Funds in which the Underlying Funds are invested in, are: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (iv) Century CAT MAC Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Underlying Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Underlying Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Underlying Funds. In the process of rebalancing, the Fund’s allocation to any individual Underlying Fund may range between 3% - 25% of the Fund’s Net Asset Value (“NAV”).

During the period, the Fund had purchases $37,880,000 and sales of $37,981,830 of investments in Underlying Funds. The investment transactions were accounted for on trade date. The investments in the Underlying Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Underlying Funds which approximates fair value. The fair value was net of all fees relating to the Underlying Funds, paid or accrued. Additionally, FRM monitored the performance of the Underlying Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Underlying Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Trading Advisors. The fair value of the Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the statements of financial condition.

The details of investments in Underlying Funds at and for the six month period ended June 30, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 6/30/2016	Redemptions Permitted
Blakeney	13.61%	$20,408,890	$1,554,368	$19,254,769	Weekly
Campbell	11.47%	17,198,379	(1,118,894)	18,451,131	Weekly
Carlisle*	—	—	656,058	—	Weekly
CCP Core Macro	8.00%	11,985,486	751,828	12,304,417	Weekly
Century CAT**	11.71%	17,559,097	(903)	17,501,653	Weekly
Quantica MF	6.87%	10,300,671	2,515,937	9,872,206	Weekly
Silver	9.13%	13,678,967	2,413,714	13,094,096	Weekly

	60.79%	$91,131,490	$6,772,108	$90,478,272

* Underlying Fund was redeemed in April 2016, the Fund received proceeds of $8,826,829.

** Underlying Fund purchased in March 2016.

The details of investments in FuturesAccess Portfolio Funds and in Underlying Funds at and for the year ended December 31, 2015 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/2015	Redemptions Permitted
Transtrend*	0.00%	$—	$501,384	$—	Semi-Monthly
Winton*	0.00%	—	407,901	—	Semi-Monthly
Aspect*	0.00%	—	(509,070)	—	Semi-Monthly
John Locke*	0.00%	—	1,283,475	—	Semi-Monthly
Blue trend*	0.00%	—	2,862,359	—	Monthly
Tudor*	0.00%	—	1,341,872	—	Semi-Monthly
Lynx*	0.00%	—	714,472	—	Semi-Monthly
Blakeney**	12.75%	20,499,522	(465,478)	20,751,000	Weekly
Silver**	6.71%	10,785,253	(4,329,747)	13,190,692	Weekly
Quantica MF**	10.85%	17,439,734	(7,620,266)	23,687,804	Weekly
CCP Core Macro**	5.74%	9,238,658	(1,901,342)	10,422,116	Weekly
Campbell**	12.50%	20,102,273	(1,672,727)	21,084,372	Weekly
Carlisle**	3.98%	6,395,771	(1,304,229)	6,754,807	Weekly

	52.53%	$84,461,211	$(10,691,396)	$95,890,791

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015.

** Underlying Funds purchased in May 2015.

There are no investments held by the FuturesAccess Portfolio Funds or the Underlying Funds and the Underlying Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital. The following is summarized financial information as required by regulation S-X,  for each of the FuturesAccess Portfolio Funds and the Underlying Funds:

	As of June 30, 2016
	Total Assets	Total Liabilities	Total Capital
Blakeney	$20,547,357	$127,962	$20,419,395
Campbell	17,331,716	124,268	17,207,448
CCP Core Macro	12,093,349	98,756	11,994,593
Century CAT#	17,623,367	54,278	17,569,089
Quantica MF	10,406,196	97,539	10,308,657
Silver	13,793,759	105,393	13,688,366

Total	$91,795,744	$608,196	$91,187,548

	As of December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Blakeney	$20,631,073	$421,747	$20,209,326
Campbell	21,212,903	1,331,203	19,881,700
Carlisle	6,488,042	83,221	6,404,821
CCP Core Macro	9,321,267	74,078	9,247,189
Quantica MF	17,560,913	444,542	17,116,371
Silver	11,676,904	883,811	10,793,093

Total	$86,891,102	$3,238,602	$83,652,500

#Underlying Fund purchased in March 2016.

	For the six months ended June 30, 2016
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$1,714,129	$—	$(159,059)	$1,555,070
Campbell	(967,304)	—	(151,961)	(1,119,265)
Carlisle#	776,008	—	(115,101)	660,907
CCP Core Macro	1,043,335	—	(283,563)	759,772
Century CAT##	65,086	—	(65,825)	(739)
Quantica MF	2,632,932	—	(115,646)	2,517,286
Silver	2,525,599	—	(110,325)	2,415,274

Total	$7,789,785	$—	$(1,001,480)	$6,788,305

#Underlying Fund was redeemed in April 2016.

##Underlying Fund purchased in March 2016.

	For the six months ended June 30, 2015
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Aspect*	$404,556	$(169,723)	$(4,910,852)	$(4,676,019)
BlueTrend*	9,245,595	(170,694)	(2,259,861)	6,815,040
John Locke*	1,864,422	(74,165)	(506,783)	1,283,474
Lynx *	2,414,522	(79,733)	(1,344,163)	990,626
Transtrend*	1,877,424	(177,794)	(921,164)	778,466
Tudor*	1,983,906	(127,346)	(514,687)	1,341,873
Winton*	25,719,496	(335,422)	(24,207,340)	1,176,734
Blakeney**	(936,034)	—	(46,155)	(982,189)
Campbell**	(3,780,290)	—	(56,611)	(3,836,901)
Carlisle**	(2,802,703)	—	(41,650)	(2,844,353)
CCP Core Macro**	(1,819,776)	—	(31,210)	(1,850,986)
Quantica MF**	(1,517,604)	—	(57,654)	(1,575,258)
Silver**	(2,969,620)	—	(55,035)	(3,024,655)

Total	$29,683,894	$(1,134,877)	$(34,953,165)	$(6,404,148)

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015. The information above reflects income and expenses of the related FuturesAccess Portfolio Fund for the period from January 1, 2015 through April 30, 2015.

** Underlying Funds purchased in May 2015.

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This guidance no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. Although ASU 2015-07 (“the amendment”) is effective beginning in the first quarter of 2016, early adoption is permitted.  The Manager had elected to adopt the amendment in August 2015, and the impact of adoption is limited to the notes to the financial statements.

As of June 30, 2016 and December 31, 2015, all of the investments were fair valued using the NAV as practical expedient of the Underlying Funds.

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

As of June 30, 2016, the Underlying Funds held by the Fund do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Underlying Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

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

Indemnifications

The Fund enters into administrative and other professional service contracts that contain a variety of indemnifications.  The Fund’s maximum exposure under these arrangements is not known; however, the Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

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

The Former Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2016, and 2015 amounted to $0 and $4,022, respectively. The Former Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2016 and 2015 amounted to $0 and $15,178, respectively.

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

6.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the three and six month periods ended June 30, 2016 and 2015 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

7.                          SUBSEQUENT EVENTS

For the period July 1, 2016 to August 12, 2016, the Fund has recorded subscriptions of approximately $1,334,000 and redemptions of approximately $4,444,395.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no additional subsequent events that require adjustment to, or disclosure in, the financial statements.

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

YR 2016

NAV PER UNIT CLASS A

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.1236	$1.1686	$1.1501	$1.1497	$1.1497	$1.1574	$1.1798	$1.1755	$1.1750	$1.1750	$1.1536	$1.1281	$1.1375	$1.1355	$1.1445

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.1482	$1.1477	$1.1406	$1.1050	$1.1068	$1.1068	$1.1105	$1.1033	$1.0820	$1.0868	$1.0868	$1.0969	$1.1126	$1.1168	$1.1162	$1.1446

NAV PER UNIT CLASS C

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0763	$1.1192	$1.1013	$1.1007	$1.1007	$1.1078	$1.1290	$1.1247	$1.1240	$1.1240	$1.1034	$1.0788	$1.0875	$1.0855	$1.0938

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0973	$1.0967	$1.0896	$1.0554	$1.0569	$1.0569	$1.0603	$1.0532	$1.0327	$1.0371	$1.0371	$1.0465	$1.0613	$1.0651	$1.0643	$1.0912

NAV PER UNIT CLASS D

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.4310	$1.4887	$1.4656	$1.4655	$1.4655	$1.4756	$1.5047	$1.4996	$1.4995	$1.4995	$1.4726	$1.4404	$1.4528	$1.4507	$1.4625

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.4673	$1.4672	$1.4584	$1.4133	$1.4160	$1.4160	$1.4212	$1.4123	$1.3856	$1.3921	$1.3921	$1.4055	$1.4260	$1.4318	$1.4314	$1.4682

NAV PER UNIT CLASS I

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.2143	$1.2630	$1.2432	$1.2428	$1.2428	$1.2512	$1.2755	$1.2710	$1.2706	$1.2706	$1.2475	$1.2200	$1.2302	$1.2282	$1.2380

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.2420	$1.2416	$1.2339	$1.1956	$1.1976	$1.1976	$1.2017	$1.1940	$1.1711	$1.1763	$1.1763	$1.1874	$1.2045	$1.2091	$1.2085	$1.2394

NAV PER UNIT CLASS M

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0571	$1.0997	$1.0827	$1.0826	$1.0826	$1.0901	$1.1115	$1.1078	$1.1077	$1.1077	$1.0878	$1.0641	$1.0732	$1.0716	$1.0804

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0839	$1.0838	$1.0773	$1.0440	$1.0460	$1.0460	$1.0499	$1.0433	$1.0235	$1.0283	$1.0283	$1.0382	$1.0534	$1.0577	$1.0574	$1.0846

NAV PER UNIT CLASS AA

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$0.9978	$1.0376	$1.0210	$1.0204	$1.0204	$1.0270	$1.0467	$1.0427	$1.0421	$1.0421	$1.0229	$1.0001	$1.0082	$1.0063	$1.0141

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0173	$1.0167	$1.0102	$0.9785	$0.9799	$0.9799	$0.9830	$0.9764	$0.9574	$0.9615	$0.9615	$0.9702	$0.9839	$0.9875	$0.9867	$1.0117

NAV PER UNIT CLASS II

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0136	$1.0542	$1.0376	$1.0372	$1.0372	$1.0441	$1.0644	$1.0606	$1.0602	$1.0602	$1.0409	$1.0179	$1.0264	$1.0246	$1.0327

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0361	$1.0357	$1.0293	$0.9972	$0.9988	$0.9988	$1.0022	$0.9957	$0.9766	$0.9809	$0.9809	$0.9901	$1.0043	$1.0081	$1.0076	$1.0333

NAV PER UNIT CLASS MM*

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	n/a	n/a	n/a	$0.9998	$0.9998	$1.0066	$1.0263	$1.0228	$1.0225	$1.0225	$1.0041	$0.9821	$0.9904	$0.9888	$0.9968

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0001	$0.9998	$0.9937	$0.9629	$0.9646	$0.9646	$0.9680	$0.9619	$0.9435	$0.9479	$0.9479	$0.9569	$0.9707	$0.9746	$0.9742	$0.9991

*Class MM issued on January 25, 2016

YR 2015

NAV PER UNIT CLASS A

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.2304	$1.2611	$1.2311	$1.2593	$1.2846	$1.2826	$1.2986	$1.2308	$1.2308	$1.2183	$1.2351	$1.2319	$1.2013	$1.1770	$1.1742	$1.1442	$1.1509	$1.1423	$1.1638	$1.1784	$1.1834	$1.1885

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.1642	$1.1606	$1.1071	$1.1336	$1.1283	$1.1141	$1.1223	$1.1350	$1.0953	$1.1123	$1.1289	$1.1151	$1.1147	$1.1243	$1.1499	$1.1606	$1.1574	$1.1087	$1.1283	$1.1350	$1.1118	$1.1098

NAV PER UNIT CLASS C

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.1903	$1.2195	$1.1899	$1.2167	$1.2406	$1.2382	$1.2531	$1.1872	$1.1872	$1.1746	$1.1906	$1.1872	$1.1576	$1.1338	$1.1310	$1.1018	$1.1082	$1.0997	$1.1202	$1.1340	$1.1385	$1.1432

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.1197	$1.1160	$1.0643	$1.0896	$1.0843	$1.0705	$1.0781	$1.0902	$1.0518	$1.0679	$1.0836	$1.0702	$1.0696	$1.0786	$1.1029	$1.1130	$1.1098	$1.0631	$1.0816	$1.0878	$1.0654	$1.0633

NAV PER UNIT CLASS D

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.5440	$1.5835	$1.5468	$1.5832	$1.6160	$1.6145	$1.6357	$1.5513	$1.5513	$1.5364	$1.5581	$1.5544	$1.5163	$1.4862	$1.4829	$1.4458	$1.4544	$1.4440	$1.4714	$1.4904	$1.4971	$1.5040

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.4737	$1.4696	$1.4024	$1.4362	$1.4300	$1.4121	$1.4231	$1.4395	$1.3897	$1.4116	$1.4331	$1.4161	$1.4160	$1.4286	$1.4615	$1.4756	$1.4716	$1.4100	$1.4353	$1.4442	$1.4150	$1.4130

NAV PER UNIT CLASS I

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.3245	$1.3578	$1.3257	$1.3563	$1.3838	$1.3818	$1.3993	$1.3265	$1.3265	$1.3132	$1.3314	$1.3280	$1.2952	$1.2691	$1.2661	$1.2340	$1.2413	$1.2321	$1.2553	$1.2712	$1.2766	$1.2822

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.2562	$1.2524	$1.1948	$1.2234	$1.2178	$1.2025	$1.2115	$1.2253	$1.1826	$1.2010	$1.2190	$1.2042	$1.2039	$1.2144	$1.2420	$1.2538	$1.2503	$1.1978	$1.2190	$1.2263	$1.2013	$1.1993

NAV PER UNIT CLASS M

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.1406	$1.1698	$1.1426	$1.1695	$1.1938	$1.1927	$1.2083	$1.1459	$1.1459	$1.1350	$1.1510	$1.1483	$1.1201	$1.0979	$1.0955	$1.0680	$1.0744	$1.0667	$1.0870	$1.1010	$1.1059	$1.1110

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.0887	$1.0856	$1.0360	$1.0610	$1.0563	$1.0432	$1.0513	$1.0634	$1.0266	$1.0428	$1.0587	$1.0461	$1.0460	$1.0553	$1.0796	$1.0900	$1.0871	$1.0416	$1.0603	$1.0669	$1.0453	$1.0438

NAV PER UNIT CLASS AA

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0225	$1.0319	$1.0289	$0.9856	$1.0028	$1.0085	$0.9877	$0.9858

NAV PER UNIT CLASS II

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0177	$1.0238	$1.0028	$1.0011

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

For the six months ended June 30, 2016 the Fund’s capital decreased 6.76% from $160,781,732 to $149,912,578.  This decrease was attributable to the net income from operations of $4,524,099, coupled with the redemption of 18,492,409 Units resulting in an outflow of $20,483,542.  The cash outflow was offset with cash inflow of $5,090,289 due to subscriptions of 4,738,015 Units. Future redemptions could impact the amount of funds available for investment in the Underlying Funds in subsequent months.

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

January 1, 2016 to June 30, 2016

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

References herin to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Fuunds generally.

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

April 1, 2016 to June 30, 2016

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the underlying Master Fund level and the allocation to each underlying Master Fund as of June 30, 2016:

June 30, 2016

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions
Agricultural Commodities	$638,852	8.02%
Energy	(216,631)	-2.72%
Interest Rates	4,601,288	57.78%
Metals	657,175	8.25%
Stock Indices	521,248	6.54%
Currencies - Future	817,289	10.26%
Currencies - Forward	944,926	11.86%
Total	$7,964,147	100%

The Fund experienced a net trading profit for the second quarter ended June 30, 2016 of $664,987.

Returns were negative at the start and through mid-quarter, but rebounded at quarter end to post positive returns.

References herin to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Fuunds generally.

The quarter started with economic and financial market conditions being generally firmer, characterized by a further rebound in global stock markets and the commodities sector. The Federal Open Market Committee (FOMC) acknowledged these improving trends, and expectations of a near term Federal Reserve (Fed) rate hike were substantially upgraded in May following the release of the April FOMC minutes.  Come June, however, attention shifted.  A disappointing non-farm payroll report which led to a decline in the US dollar and a rally in bonds across regions was overshadowed later in the month by the referendum on Britain voting to leave the EU.

The fixed income sector detracted substantially in April due to the broad sell-off towards month end, but performed well in May given most programs’ long positioning in bonds.  Long bond positions across the US and Europe led the gains in June. The fixed income sector was the best performing asset class throughout the quarter end and contributed most notably post Brexit in the final week of June.

The FX sector contributed positively to performance at the start of the quarter, but was the main detractor in May with a meaningful net short position in the dollar.  Overall, USD net exposure in FX was aggressively reversed to long mid-quarter.  In June, the FX sector was the second best performer, benefiting from the currency moves post Brexit.

Commodities detracted from performance with energy, grains, softs and industrial metals performing negatively, although precious metals and livestock mitigated the losses at the start of the quarter. Mid-quarter, positive performance in longs in agricultural markets could not offset the losses from long positions in precious and industrial metals which suffered heavily.  However, this sector contributed positively at the end of the quarter. Precious metals and agriculturals were the top performers while the energy sector detracted.

Equities were mixed over the quarter.  The net long equity exposure performed positively through most of April, but could not hold on to the gains as equities market sold off in major developed markets at the end of the month. Despite positive performance in May, the equity sector detracted in June.  This was mainly due to losses related to the post Brexit referendum selloff as the portfolio held a bullish bias to this asset class.

In terms of positioning, the portfolio continues to hold a net long bias in fixed income and has increased risk towards quarter end. The increase is mainly driven by topping up long positions in the US bond market. Regarding the FX sector, the portfolio started June net long in USD, but reversed to flat by month end. This was primarily driven by a combination of increasing longs in JPY and reducing shorts in GBP and EUR against USD. In commodities, the portfolio maintained a net long exposure overall and increased its long bias to precious metals and agriculturals. Although the portfolio remained net long equities through June, net exposure has come down due to significant reduction in long US equity futures positions, along with a reversal in positioning in European equities from long to short.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions by market category for the six month periods ended June 30, 2016 and June 30, 2015. (For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney (1)

	June 30, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$15,044	0.07%	$22,374	$18
Energy	72,213	0.36%	174,690	15,045
Interest Rates	292,735	1.45%	528,998	145,334
Metals	32,300	0.16%	87,266	13,585
Stock Indices	49,124	0.24%	93,341	2,307
Currencies	128,200	0.63%	322,947	55,215
TOTAL	$589,616	2.91%	$1,229,616	$231,504

(1)    Average capitalization of Blakeney is $20,203,083.

Campbell (2)

	June 30, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$54,904	0.26%	$115,750	$32,018
Energy	86,886	0.41%	188,541	3,083
Interest Rates	255,127	1.20%	347,156	144,328
Metals	35,837	0.17%	94,474	1,835
Stock Indices	112,611	0.53%	274,580	36,105
Currencies	120,951	0.57%	263,978	27,740
TOTAL	$666,316	3.14%	$1,284,479	$245,109

(2)    Average capitalization of Campbell is $21,249,344.

Carlisle (3) *

	June 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676
TOTAL	$316,690	3.82%	$494,172	$83,424

(3)    Average capitalization of Carlisle is $8,306,779.

* Carlisle redeemed April 2016

Century CAT (4) *

	June 30, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$6,644	0.04%	$9,692	$737
Energy	11,928	0.07%	23,452	1,864
Interest Rates	199,866	1.19%	330,627	114,137
Metals	5,296	0.03%	10,193	1,478
Stock Indices	38,933	0.23%	108,088	4,124
Currencies	132,658	0.79%	213,159	72,782
TOTAL	$395,325	2.35%	$695,211	$195,122

(4)    Average capitalization of Century CAT is $16,725,898.

*    Century CAT commenced March 2016

CCPCore Macro (5)

	June 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$3,390	0.04%	$6,309	$176
Energy	56,275	0.59%	131,014	18,006
Interest Rates	144,811	1.53%	337,476	58,968
Metals	6,783	0.07%	21,136	112
Stock Indices	39,721	0.42%	117,811	508
Currencies	41,372	0.44%	132,030	4,027
TOTAL	$292,352	3.09%	$745,776	$81,797

(5)    Average capitalization of CCPCore Macro is $9,487,256.

Quantica MF(6)

	June 30, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$24,656	0.19%	$37,803	$9,426
Energy	71,234	0.54%	305,453	546
Interest Rates	280,575	2.11%	529,812	66,618
Metals	57,165	0.43%	105,016	32,662
Stock Indices	39,860	0.30%	104,716	1,658
Currencies	33,839	0.25%	107,484	4,963
TOTAL	$507,329	3.82%	$1,190,284	$115,873

(6)    Average capitalization of Quantica MF is $13,291,905.

Silver (7)

	June 30, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$26,674	0.21%	$43,009	$4,959
Energy	97,642	0.76%	280,212	27,631
Interest Rates	185,158	1.45%	489,756	4,719
Metals	68,388	0.53%	110,685	16,980
Stock Indices	62,226	0.49%	113,471	7,696
Currencies	128,797	1.01%	187,779	31,931
TOTAL	$568,885	4.45%	$1,224,912	$93,916

(7) Average capitalization of Silver is $12,785,306.

Aspect DS (1) *

	June 30, 2015
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$543,879	2.24%	$720,573	$156,090
Currencies	485,971	2.01%	1,004,655	280,131
Energy	205,769	0.85%	379,796	132,210
Interest Rates	887,875	3.67%	973,255	813,515
Metals	163,258	0.67%	339,839	93,411
Stock Indices	159,818	0.66%	219,055	125,332
TOTAL	$2,446,570	10.10%	$3,637,173	$1,600,689

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.                      Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 30, 2016.

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

For the three month quarter ended June 30, 2016

CLASS AA

	Subscriptions
	Amount	Units	NAV (1)
4/11/2016	$196,000	192,780.565	$1.0167
4/18/2016	$16,000	15,838.448	$1.0102
5/9/2016	$70,000	71,210.580	$0.9830
5/16/2016	$40,000	40,966.817	$0.9764
5/31/2016	$137,000	142,485.699	$0.9615
6/6/2016	$332,000	342,197.485	$0.9702
6/13/2016	$324,000	329,301.758	$0.9839
6/20/2016	$615,000	622,784.810	$0.9875

(1)         Beginning of the period Net Asset Value.

                        There was no activity for all other classes.

For the three month quarter ended June 30, 2015

CLASS A

	Subscription
	Amount	Units	NAV(1)
April 1, 2015	$114,840	89,537	1.2826

CLASS C

	Subscription
	Amount	Units	NAV(1)

April 1, 2015	$42,000	33,920	1.2382
April 16, 2015	$5,000	3,990	1.2531

CLASS I

	Subscription
	Amount	Units	NAV(1)

April 1, 2015	$215,000	155,594	1.3818

(1)         Beginning of the period Net Asset Value.

Class AA Units were subject to upfront sales commissions paid to MLPF&S up to 3% of an investor’s gross subscription amount.  Sales commissions were directly deducted from subscription amounts.

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

None.

Item 6.                               Exhibits

31.01 and

31.02                                           Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:               Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                   Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month period ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

		By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date:	8/12/16	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date:	8/12/16	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer