Form 10-Q
period 2016-09-30
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2016-11-10
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 124,556,134 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR September 30, 2016 ON FORM 10-Q

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS:

Cash	$53,713,146	$78,898,781
Investment in Underlying Funds (Cost: $84,558,480 and $95,890,791 at September 30, 2016 and December 31, 2015, respectively)	81,593,332	84,461,211
Receivable from Underlying Funds	832,683	400,000
Investment in Underlying Funds paid in advance	—	320,000

TOTAL ASSETS	$136,139,161	$164,079,992

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	956,799	877,496
Redemptions payable	754,167	1,435,905
Subscriptions received in advance	—	390,000
Administrative fee payable	50,666	248,871
Professional fees payable	183,767	143,138
Other liabilities	179,647	202,850

Total liabilities	2,125,046	3,298,260

MEMBERS’ CAPITAL:
Members’ Capital (124,556,134 Units and 147,812,907 Units outstanding at September 30, 2016 and December 31, 2015, respectively; unlimited Units authorized)	134,014,115	160,781,732
Total Members’ Capital	134,014,115	160,781,732

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$136,139,161	$164,079,992

NET ASSET VALUE PER UNIT:

Class A	$1.1030	$1.1098
Class C	$1.0489	$1.0633
Class D	$1.4201	$1.4130
Class I	$1.1955	$1.1993
Class M	$1.0490	$1.0438
Class AA	$0.9724	$0.9858
Class II	$0.9960	$1.0011
Class MM	$0.9650	$—

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
TRADING PROFIT (LOSS), NET:
Realized, net	$(549,793)	$(2,910,516)	$(5,860,482)	$33,482,852
Change in unrealized, net	(3,618,364)	2,426,076	8,464,432	(41,341,746)

Total trading profit (loss), net	(4,168,157)	(484,440)	2,603,950	(7,858,894)

INVESTMENT INCOME:
Interest	—	—	—	275

EXPENSES:
Management fee	716,380	966,979	2,269,013	3,193,109
Professional fees	190,254	80,813	435,857	310,007
Administrative fee	74,821	101,888	238,651	248,763
Other expenses	216,646	111,793	502,589	171,490
Total expenses	1,198,101	1,261,473	3,446,110	3,923,369

NET INVESTMENT INCOME (LOSS)	(1,198,101)	(1,261,473)	(3,446,110)	(3,923,094)

NET INCOME (LOSS)	$(5,366,258)	$(1,745,913)	$(842,160)	$(11,781,988)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	19,584,467	25,008,021	21,080,766	25,396,616
Class C	80,382,688	115,945,728	87,669,669	120,188,267
Class D	2,966,509	2,949,004	2,857,902	3,120,604
Class I	12,657,014	15,014,746	13,087,581	15,181,410
Class M	6,186,553	8,252,887	6,779,281	8,302,909
Class AA*	5,507,337	—	3,568,664	—
Class II**	2,130,937	—	2,107,504	—
Class MM***	36,870	—	39,399	—

Net income (loss) per weighted average Unit
Class A	$(0.0411)	$(0.0093)	$(0.0021)	$(0.0653)
Class C	$(0.0418)	$(0.0115)	$(0.0087)	$(0.0700)
Class D	$(0.0481)	$(0.0062)	$0.0161	$(0.0737)
Class I	$(0.0438)	$(0.0083)	$(0.0008)	$(0.0689)
Class M	$(0.0327)	$(0.0049)	$0.0153	$(0.0525)
Class AA*	$(0.0410)	$—	$(0.0399)	$—
Class II**	$(0.0356)	$—	$(0.0129)	$—
Class MM***	$(0.0305)	$—	$(0.0380)	$—

*Units issued on November 16, 2015.  Amounts presented reflect the period from January 1, 2016 through September 30, 2016.

**Units issued on December 7, 2015.  Amounts presented reflect the period from January 1, 2016 through September 30, 2016.

***Units issued on January 25, 2016.  Amounts presented reflect the period from January 25, 2016 through September 30, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units September 30, 2015	Members’ Units December 31, 2015	Subscriptions#	Redemptions##	Members’ Units September 30, 2016
Class A	26,447,606	474,649	(2,607,748)	24,314,507	22,965,118	—	(4,231,484)	18,733,634
Class C	131,433,730	706,472	(21,204,677)	110,935,525	97,914,221	—	(20,727,554)	77,186,667
Class D	3,270,753	—	(321,750)	2,949,003	2,949,004	893,199	(875,694)	2,966,509
Class I	15,579,536	170,060	(1,247,788)	14,501,808	13,589,522	—	(1,290,023)	12,299,499
Class M	8,338,628	123,985	(436,777)	8,025,836	7,623,525	—	(2,070,768)	5,552,757
Class AA*	—	—	—	—	1,187,288	4,667,786	(141,723)	5,713,351
Class II**	—	—	—	—	1,584,229	617,046	(126,389)	2,074,886
Class MM***	—	—	—	—	—	43,497	(14,666)	28,831

Total Members’ Units	185,070,253	1,475,166	(25,818,740)	160,726,679	147,812,907	6,221,528	(29,478,301)	124,556,134

*  Units issued on November 16, 2015.

** Units issued on December 7, 2015.

*** Units issued on January 25, 2016.

#  Includes transfers in to Class AA, from Class A, of 167,859 units, 23,521 units and 14,142 units, on April 11, 2016, May 16, 2016 and August 1, 2016, respectively.

## Includes transfers out of Class A, to Class AA, of 148,700 units, 20,816 units and 12,489 units, on April 8, 2016, May 13, 2016 and July 29, 2016, respectively.

Amounts have been rounded to the nearest whole unit.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(unaudited) (in Dollars)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2015	Members’ Capital December 31, 2015	Subscriptions#	Redemptions##	Net Income (Loss)	Members’ Capital September 30, 2016
Class A	$31,855,022	$587,905	$(3,187,144)	$(1,658,806)	$27,596,977	$25,487,679	$—	$(4,780,507)	$(44,205)	$20,662,967
Class C	153,204,368	858,000	(24,712,120)	(8,410,636)	120,939,612	104,115,262	—	(22,389,585)	(766,506)	80,959,171
Class D	4,940,417	—	(465,187)	(230,029)	4,245,201	4,166,825	1,237,616	(1,237,617)	45,958	4,212,782
Class I	20,196,513	234,625	(1,616,119)	(1,046,309)	17,768,710	16,298,259	—	(1,584,372)	(9,961)	14,703,926
Class M	9,304,391	145,000	(478,433)	(436,208)	8,534,750	7,957,252	—	(2,236,037)	103,853	5,825,068
Class AA*	—	—	—	—	—	1,170,463	4,667,420	(139,627)	(142,545)	5,555,711
Class II**	—	—	—	—	—	1,585,992	640,000	(132,064)	(27,259)	2,066,669
Class MM***	—	—	—	—	—	—	43,831	(14,515)	(1,495)	27,821

Total Members’ Capital	$219,500,711	$1,825,530	$(30,459,003)	$(11,781,988)	$179,085,250	$160,781,732	$6,588,867	$(32,514,324)	$(842,160)	$134,014,115

*  Units issued on November 16, 2015.

** Units issued on December 7, 2015.

*** Units issued on January 25, 2016.

#  Includes transfers in to Class AA, from Class A, of $170,663, $22,966 and $14,578, on April 11, 2016, May 16, 2016 and August 1, 2016, respectively.

## Includes transfers out of Class A, to Class AA, of  $170,663, $22,966 and $14,578, on April 8, 2016, May 13, 2016 and July 29, 2016, respectively.

Amounts have been rounded to the nearest dollar.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1446	$1.0912	$1.4682	$1.2394	$1.0846	$1.0117	$1.0333	$0.9991

Net realized and net change in unrealized trading profit (loss)	(0.0334)	(0.0319)	(0.0431)	(0.0363)	(0.0319)	(0.0296)	(0.0303)	(0.0292)
Net investment loss (b)	(0.0082)	(0.0104)	(0.0050)	(0.0076)	(0.0037)	(0.0097)	(0.0070)	(0.0049)

Net asset value, end of period	$1.1030	$1.0489	$1.4201	$1.1955	$1.0490	$0.9724	$0.9960	$0.9650

Total Return: (a)(c)

Total return	-3.63%	-3.88%	-3.28%	-3.54%	-3.28%	-3.88%	-3.61%	-3.41%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.71%	0.96%	0.33%	0.61%	0.33%	0.96%	0.67%	0.48%

Net investment income (loss)	-0.71%	-0.96%	-0.33%	-0.61%	-0.33%	-0.96%	-0.67%	-0.48%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1098	$1.0633	$1.4130	$1.1993	$1.0438	$0.9858	$1.0011	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0147	0.0142	0.0185	0.0158	0.0135	0.0132	0.0132	(0.0236)
Net investment loss (b)	(0.0215)	(0.0286)	(0.0114)	(0.0196)	(0.0083)	(0.0266)	(0.0183)	(0.0114)

Net asset value, end of period	$1.1030	$1.0489	$1.4201	$1.1955	$1.0490	$0.9724	$0.9960	$0.9650

Total Return: (a)(c)

Total return	-0.61%	-1.35%	0.50%	-0.32%	0.50%	-1.36%	-0.51%	-3.50%

Ratios to Average Members’ Capital: (b)(c)

Expenses	1.90%	2.65%	0.77%	1.60%	0.77%	2.64%	1.78%	1.15%

Net investment income (loss)	-1.90%	-2.65%	-0.77%	-1.60%	-0.77%	-2.64%	-1.78%	-1.15%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.1442	$1.1018	$1.4458	$1.2340	$1.0680

Net realized and net change in unrealized trading profit (loss)	(0.0031)	(0.0029)	(0.0040)	(0.0033)	(0.0029)
Net investment loss (b)	(0.0061)	(0.0087)	(0.0023)	(0.0054)	(0.0017)

Net asset value, end of period	$1.1350	$1.0902	$1.4395	$1.2253	$1.0634

Total Return: (a)(c)

Total return	-0.80%	-1.05%	-0.44%	-0.71%	-0.43%

Ratios to Average Member’s Capital: (b)(c)

Expenses	0.53%	0.79%	0.16%	0.43%	0.16%

Net investment income (loss)	-0.53%	-0.79%	-0.16%	-0.43%	-0.16%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance

Net asset value, beginning of period	$1.2045	$1.1656	$1.5105	$1.2963	$1.1158

Net realized and net change in unrealized trading profit (loss)	(0.0516)	(0.0493)	(0.0656)	(0.0556)	(0.0484)
Net investment loss (b)	(0.0179)	(0.0261)	(0.0054)	(0.0154)	(0.0040)

Net asset value, end of period	$1.1350	$1.0902	$1.4395	$1.2253	$1.0634

Total Return: (a)(c)

Total return	-5.77%	-6.47%	-4.70%	-5.48%	-4.70%

Ratios to Average Member’s Capital: (b)(c)

Expenses	1.49%	2.24%	0.36%	1.19%	0.36%

Net investment income (loss)	-1.49%	-2.24%	-0.36%	-1.19%	-0.36%

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

Under the direction of the Manager, the Fund allocates its capital among a group of underlying related party funds (each an “Underlying Fund”, and collectively the “Underlying Funds”) which, in turn, allocate capital to related party master funds (each a “Master Fund” and collectively the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of related party commodity trading advisors (each a “Trading Advisor” and collectively, the “Trading Advisors”).

The Manager invests the Fund’s assets in Underlying Funds that are on the FRM platform. The Underlying Funds invested by the Fund are established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 2). As of September 30, 2016, there are six Underlying Funds (see Note 2) held by the Fund. The Manager serves as CPO of the Underlying Funds and Master Funds.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Fund does not hold any cash equivalents. Cash is held at a nationally recognized financial institution.

In the opinion of management, these unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2016 and December 31, 2015 and the results of its operations for the three and nine month periods ended September 30, 2016 and 2015. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value (“NAV”) of the Fund, including reducing the NAV of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund or the Underlying Funds. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The Manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2013.

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

Redemptions

Investors in the Fund generally may redeem any or all of their Units at NAV, in whole or fractional Units, effective as of (i) each Friday (or, where such day is not a business day, the immediate following business day) and/or (ii) such other days as the Manager may determine in its sole discretion (each a “Redemption Day”), upon providing notice to the Fund in writing (or in such other manner as the Manager may determine in its sole discretion) not less than four business days prior to the Redemption Day. The NAV of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in NAV during the period between submission of their redemption requests and the applicable Redemption Day.

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

During May 2015, the Fund invested in a new group of Underlying Funds. As of September 30, 2016, the six Underlying Funds in which the Fund is invested in, and the respective Master Funds in which the Underlying Funds are invested in, are: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (iv) Century Cat Mac Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Underlying Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Underlying Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Underlying Funds. In the process of rebalancing, the Fund’s allocation to any individual Underlying Fund may range between 3% - 25% of the Fund’s Net Asset Value (“NAV”).

During the period, the Fund had purchases of $48,460,000 and sales of $53,931,829 of investments in Underlying Funds. The investment transactions were accounted for on trade date. The investments in the Underlying Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Underlying Funds which approximates fair value. The fair value was net of all fees relating to the Underlying Funds, paid or accrued. Additionally, FRM monitored the performance of the Underlying Funds. Such monitoring procedures included, but were not limited to: monitoring market movements in the Underlying Funds’ investments, comparing performance to industry benchmarks, and conference calls and site visits with the Trading Advisors. The fair value of the Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the Statements of Financial Condition.

The details of investments in Underlying Funds at and for the nine month period ended September 30, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 9/30/2016	Redemptions Permitted
Blakeney	11.42%	$15,305,289	$920,767	$15,012,428	Weekly
Campbell	9.85%	13,195,274	(2,306,999)	15,305,273	Weekly
Carlisle*	—	—	656,058	—	Weekly
CCP Core Macro	10.46%	14,011,365	432,707	14,576,111	Weekly
Century CAT**	12.92%	17,314,786	(750,214)	18,003,194	Weekly
Quantica MF	8.82%	11,817,405	1,932,671	11,762,269	Weekly
Silver	7.41%	9,949,213	1,718,960	9,899,205	Weekly

	60.88%	$81,593,332	$2,603,950	$84,558,480

* Underlying Fund was redeemed in April 2016, the Fund received proceeds of $8,826,829.

** Underlying Fund purchased in March 2016.

The details of investments in FuturesAccess Portfolio Funds and in Underlying Funds at and for the year ended December 31, 2015 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/2015	Redemptions Permitted
Transtrend*	0.00%	$—	$501,384	$—	Semi-Monthly
Winton*	0.00%	—	407,901	—	Semi-Monthly
Aspect*	0.00%	—	(509,070)	—	Semi-Monthly
John Locke*	0.00%	—	1,283,475	—	Semi-Monthly
Blue trend*	0.00%	—	2,862,359	—	Monthly
Tudor*	0.00%	—	1,341,872	—	Semi-Monthly
Lynx*	0.00%	—	714,472	—	Semi-Monthly
Blakeney**	12.75%	20,499,522	(465,478)	20,751,000	Weekly
Silver**	6.71%	10,785,253	(4,329,747)	13,190,692	Weekly
Quantica MF**	10.85%	17,439,734	(7,620,266)	23,687,804	Weekly
CCP Core Macro**	5.74%	9,238,658	(1,901,342)	10,422,116	Weekly
Campbell**	12.50%	20,102,273	(1,672,727)	21,084,372	Weekly
Carlisle**	3.98%	6,395,771	(1,304,229)	6,754,807	Weekly

	52.53%	$84,461,211	$(10,691,396)	$95,890,791

* FuturesAccess Portfolio Funds redeemed as of April 30, 2015.

** Underlying Funds purchased in May 2015.

There are no investments held by the FuturesAccess Portfolio Funds or the Underlying Funds and the Underlying Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital. The following is summarized financial information as required by regulation S-X,  for each of the FuturesAccess Portfolio Funds and the Underlying Funds:

	As of September 30, 2016
	Total Assets	Total Liabilities	Total Capital
Blakeney	$15,453,410	$138,005	$15,315,405
Campbell	13,330,167	126,620	13,203,547
CCP Core Macro	14,132,466	112,176	14,020,290
Century CAT#	17,395,362	71,047	17,324,315
Quantica MF	11,939,545	114,595	11,824,950
Silver	10,074,522	116,721	9,957,801

Total	$82,325,472	$679,164	$81,646,308

	As of December 31, 2015
	Total Assets	Total Liabilities	Total Capital
Blakeney	$20,631,073	$421,747	$20,209,326
Campbell	21,212,903	1,331,203	19,881,700
Carlisle	6,488,042	83,221	6,404,821
CCP Core Macro	9,321,267	74,078	9,247,189
Quantica MF	17,560,913	444,542	17,116,371
Silver	11,676,904	883,811	10,793,093

Total	$86,891,102	$3,238,602	$83,652,500

#Underlying Fund purchased in March 2016.

	For the nine months ended September 30, 2016
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$1,152,474	$—	$(231,424)	$921,050
Campbell	(2,094,662)	—	(213,503)	(2,308,165)
Carlisle#	776,008	—	(115,102)	660,906
CCP Core Macro	861,020	—	(420,957)	440,063
Century CAT##	(626,473)	—	(120,840)	(747,313)
Quantica MF	2,098,484	—	(164,906)	1,933,578
Silver	1,881,345	—	(161,636)	1,719,709

Total	$4,048,196	$—	$(1,428,368)	$2,619,828

#Underlying Fund was redeemed in April 2016.

##Underlying Fund purchased in March 2016.

	For the nine months ended September 30, 2015
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Aspect*	$404,556	$(169,723)	$(4,910,852)	$(4,676,019)
BlueTrend*	9,245,595	(170,694)	(2,259,861)	6,815,040
John Locke*	1,864,422	(74,165)	(506,783)	1,283,474
Lynx *	2,414,522	(79,733)	(1,344,163)	990,626
Transtrend*	1,877,424	(177,794)	(921,164)	778,466
Tudor*	1,983,906	(127,346)	(514,687)	1,341,873
Winton*	25,719,496	(335,422)	(24,207,340)	1,176,734
Blakeney**	(236,472)	—	(132,124)	(368,596)
Campbell**	(2,076,011)	—	(146,605)	(2,222,616)
Carlisle**	(1,115,164)	—	(98,824)	(1,213,988)
CCP Core Macro**	(2,051,590)	—	(83,690)	(2,135,280)
Quantica MF**	(4,939,796)	—	(143,478)	(5,083,274)
Silver**	(3,348,968)	—	(134,472)	(3,483,440)

Total	$29,741,920	$(1,134,877)	$(35,404,043)	$(6,797,000)

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent).” This guidance no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. Although ASU 2015-07 (“the amendment”) is effective beginning in the first quarter of 2016, with early adoption being permitted, the Manager had elected to adopt the amendment in August 2015, and the impact of adoption is limited to the notes to the financial statements.

As of September 30, 2016 and December 31, 2015, all of the investments were fair valued using the NAV as practical expedient of the Underlying Funds.

4.                          MARKET, CREDIT AND CONCENTRATION RISKS

The nature of this Fund has certain risks, which cannot all be presented in the financial statements.  The following summarizes certain of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Master Funds’ financial assets (liabilities) at fair value through profit or loss on such derivative instruments as reflected in the Statements of Financial Condition of the Master Funds. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Master Funds as well as the volatility and liquidity of the markets in which the derivative instruments are traded.  Investments in foreign markets may also entail legal and political risks.

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

The credit risk associated with these instruments from counterparty nonperformance is the derivatives, at fair value, if any, included in the Master Funds’ Statements of Financial Condition.

As of September 30, 2016, the Underlying Funds held by the Fund do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Underlying Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

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

The Former Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2016 and 2015 amounted to $0 and $15,178, respectively.

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

6.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the three and nine month periods ended September 30, 2016 and 2015 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

7.                          SUBSEQUENT EVENTS

Subsequent events were evaluated from October 1, 2016 to November 10, 2016, the Fund has recorded redemptions of approximately $4,777,178.

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

NET ASSET VALUE PER UNIT

The NAV of the Fund is equivalent to its total assets less its total liabilities as of any valuation day.  Appreciation or depreciation in the NAV of the Fund is based upon appreciation or depreciation in the value of investments in Underlying Funds that are held by the Fund, with appropriate adjustments for assets and liabilities of the Fund. The different Classes of Units will have a different NAV due to the different Management Fees charged to these Classes.  The NAV is calculated on the last calendar day of each month and/or last business day of each week as the Manager may determine in its sole discretion.

FRM believes that the NAV used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  The charts below reference NAV at the specified valuation dates.

YR 2016

NAV PER UNIT CLASS A

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.1236	$1.1686	$1.1501	$1.1497	$1.1497	$1.1574	$1.1798	$1.1755	$1.1750	$1.1750	$1.1536	$1.1281	$1.1375	$1.1355	$1.1445

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.1482	$1.1477	$1.1406	$1.1050	$1.1068	$1.1068	$1.1105	$1.1033	$1.0820	$1.0868	$1.0868	$1.0969	$1.1126	$1.1168	$1.1162	$1.1446

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.1545	$1.1752	$1.1441	$1.1465	$1.1672	$1.1672	$1.1533	$1.1573	$1.1324	$1.1265	$1.1265	$1.1215	$1.0926	$1.0828	$1.1092	$1.1030

NAV PER UNIT CLASS C

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0763	$1.1192	$1.1013	$1.1007	$1.1007	$1.1078	$1.1290	$1.1247	$1.1240	$1.1240	$1.1034	$1.0788	$1.0875	$1.0855	$1.0938

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0973	$1.0967	$1.0896	$1.0554	$1.0569	$1.0569	$1.0603	$1.0532	$1.0327	$1.0371	$1.0371	$1.0465	$1.0613	$1.0651	$1.0643	$1.0912

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.1006	$1.1201	$1.0902	$1.0923	$1.1118	$1.1118	$1.0984	$1.1020	$1.0781	$1.0723	$1.0723	$1.0673	$1.0396	$1.0301	$1.0550	$1.0489

NAV PER UNIT CLASS D

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.4310	$1.4887	$1.4656	$1.4655	$1.4655	$1.4756	$1.5047	$1.4996	$1.4995	$1.4995	$1.4726	$1.4404	$1.4528	$1.4507	$1.4625

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.4673	$1.4672	$1.4584	$1.4133	$1.4160	$1.4160	$1.4212	$1.4123	$1.3856	$1.3921	$1.3921	$1.4055	$1.4260	$1.4318	$1.4314	$1.4682

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.4809	$1.5078	$1.4683	$1.4719	$1.4989	$1.4989	$1.4815	$1.4871	$1.4555	$1.4483	$1.4483	$1.4423	$1.4055	$1.3934	$1.4277	$1.4201

NAV PER UNIT CLASS I

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.2143	$1.2630	$1.2432	$1.2428	$1.2428	$1.2512	$1.2755	$1.2710	$1.2706	$1.2706	$1.2475	$1.2200	$1.2302	$1.2282	$1.2380

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.2420	$1.2416	$1.2339	$1.1956	$1.1976	$1.1976	$1.2017	$1.1940	$1.1711	$1.1763	$1.1763	$1.1874	$1.2045	$1.2091	$1.2085	$1.2394

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.2501	$1.2725	$1.2390	$1.2417	$1.2642	$1.2642	$1.2493	$1.2537	$1.2269	$1.2205	$1.2205	$1.2152	$1.1840	$1.1735	$1.2021	$1.1955

NAV PER UNIT CLASS M

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0571	$1.0997	$1.0827	$1.0826	$1.0826	$1.0901	$1.1115	$1.1078	$1.1077	$1.1077	$1.0878	$1.0641	$1.0732	$1.0716	$1.0804

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0839	$1.0838	$1.0773	$1.0440	$1.0460	$1.0460	$1.0499	$1.0433	$1.0235	$1.0283	$1.0283	$1.0382	$1.0534	$1.0577	$1.0574	$1.0846

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.0939	$1.1138	$1.0847	$1.0873	$1.1072	$1.1072	$1.0944	$1.0985	$1.0752	$1.0699	$1.0699	$1.0655	$1.0383	$1.0293	$1.0547	$1.0490

NAV PER UNIT CLASS AA

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$0.9978	$1.0376	$1.0210	$1.0204	$1.0204	$1.0270	$1.0467	$1.0427	$1.0421	$1.0421	$1.0229	$1.0001	$1.0082	$1.0063	$1.0141

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0173	$1.0167	$1.0102	$0.9785	$0.9799	$0.9799	$0.9830	$0.9764	$0.9574	$0.9615	$0.9615	$0.9702	$0.9839	$0.9875	$0.9867	$1.0117

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.0204	$1.0384	$1.0107	$1.0127	$1.0308	$1.0308	$1.0183	$1.0217	$0.9995	$0.9941	$0.9941	$0.9895	$0.9638	$0.9550	$0.9781	$0.9724

NAV PER UNIT CLASS II

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	$1.0136	$1.0542	$1.0376	$1.0372	$1.0372	$1.0441	$1.0644	$1.0606	$1.0602	$1.0602	$1.0409	$1.0179	$1.0264	$1.0246	$1.0327

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0361	$1.0357	$1.0293	$0.9972	$0.9988	$0.9988	$1.0022	$0.9957	$0.9766	$0.9809	$0.9809	$0.9901	$1.0043	$1.0081	$1.0076	$1.0333

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.0422	$1.0608	$1.0328	$1.0350	$1.0537	$1.0537	$1.0412	$1.0449	$1.0225	$1.0171	$1.0171	$1.0127	$0.9866	$0.9778	$1.0016	$0.9960

NAV PER UNIT CLASS MM*

	Jan. 8th	Jan. 15th	Jan. 22nd	Jan. 29th	Jan. 31st	Feb. 05th	Feb. 12th	Feb. 19th	Feb. 26th	Feb. 29th	Mar. 4th	Mar. 11th	Mar. 18th	Mar. 24th	Mar. 31st
2016	n/a	n/a	n/a	$0.9998	$0.9998	$1.0066	$1.0263	$1.0228	$1.0225	$1.0225	$1.0041	$0.9821	$0.9904	$0.9888	$0.9968

	Apr. 1st	Apr. 8th	Apr. 15th	Apr. 22nd	Apr. 29th	Apr. 30th	May 6th	May 13th	May 20th	May 27th	May 31st	Jun. 3rd	Jun. 10th	Jun. 17th	Jun. 24th	Jun. 30th
2016	$1.0001	$0.9998	$0.9937	$0.9629	$0.9646	$0.9646	$0.9680	$0.9619	$0.9435	$0.9479	$0.9479	$0.9569	$0.9707	$0.9746	$0.9742	$0.9991

	July 1st	July 8th	July 15th	Juy 22nd	July 29th	July 31st	Aug. 5th	Aug. 12th	Aug. 19th	Aug. 26th	Aug. 31st	Sept. 2nd	Sept. 9th	Sept. 16th	Sept. 23rd	Sept. 30th
2016	$1.0078	$1.0260	$0.9990	$1.0013	$1.0196	$1.0196	$1.0076	$1.0113	$0.9897	$0.9847	$0.9847	$0.9805	$0.9554	$0.9470	$0.9702	$0.9650

*Class MM issued on January 25, 2016

YR 2015

NAV PER UNIT CLASS A

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.2304	$1.2611	$1.2311	$1.2593	$1.2846	$1.2826	$1.2986	$1.2308	$1.2308	$1.2183	$1.2351	$1.2319	$1.2013	$1.1770	$1.1742	$1.1442	$1.1509	$1.1423	$1.1638	$1.1784	$1.1834	$1.1885

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.1642	$1.1606	$1.1071	$1.1336	$1.1283	$1.1141	$1.1223	$1.1350	$1.0953	$1.1123	$1.1289	$1.1151	$1.1147	$1.1243	$1.1499	$1.1606	$1.1574	$1.1087	$1.1283	$1.1350	$1.1118	$1.1098

NAV PER UNIT CLASS C

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.1903	$1.2195	$1.1899	$1.2167	$1.2406	$1.2382	$1.2531	$1.1872	$1.1872	$1.1746	$1.1906	$1.1872	$1.1576	$1.1338	$1.1310	$1.1018	$1.1082	$1.0997	$1.1202	$1.1340	$1.1385	$1.1432

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.1197	$1.1160	$1.0643	$1.0896	$1.0843	$1.0705	$1.0781	$1.0902	$1.0518	$1.0679	$1.0836	$1.0702	$1.0696	$1.0786	$1.1029	$1.1130	$1.1098	$1.0631	$1.0816	$1.0878	$1.0654	$1.0633

NAV PER UNIT CLASS D

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.5440	$1.5835	$1.5468	$1.5832	$1.6160	$1.6145	$1.6357	$1.5513	$1.5513	$1.5364	$1.5581	$1.5544	$1.5163	$1.4862	$1.4829	$1.4458	$1.4544	$1.4440	$1.4714	$1.4904	$1.4971	$1.5040

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.4737	$1.4696	$1.4024	$1.4362	$1.4300	$1.4121	$1.4231	$1.4395	$1.3897	$1.4116	$1.4331	$1.4161	$1.4160	$1.4286	$1.4615	$1.4756	$1.4716	$1.4100	$1.4353	$1.4442	$1.4150	$1.4130

NAV PER UNIT CLASS I

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.3245	$1.3578	$1.3257	$1.3563	$1.3838	$1.3818	$1.3993	$1.3265	$1.3265	$1.3132	$1.3314	$1.3280	$1.2952	$1.2691	$1.2661	$1.2340	$1.2413	$1.2321	$1.2553	$1.2712	$1.2766	$1.2822

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.2562	$1.2524	$1.1948	$1.2234	$1.2178	$1.2025	$1.2115	$1.2253	$1.1826	$1.2010	$1.2190	$1.2042	$1.2039	$1.2144	$1.2420	$1.2538	$1.2503	$1.1978	$1.2190	$1.2263	$1.2013	$1.1993

NAV PER UNIT CLASS M

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	$1.1406	$1.1698	$1.1426	$1.1695	$1.1938	$1.1927	$1.2083	$1.1459	$1.1459	$1.1350	$1.1510	$1.1483	$1.1201	$1.0979	$1.0955	$1.0680	$1.0744	$1.0667	$1.0870	$1.1010	$1.1059	$1.1110

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	$1.0887	$1.0856	$1.0360	$1.0610	$1.0563	$1.0432	$1.0513	$1.0634	$1.0266	$1.0428	$1.0587	$1.0461	$1.0460	$1.0553	$1.0796	$1.0900	$1.0871	$1.0416	$1.0603	$1.0669	$1.0453	$1.0438

NAV PER UNIT CLASS AA

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0225	$1.0319	$1.0289	$0.9856	$1.0028	$1.0085	$0.9877	$0.9858

NAV PER UNIT CLASS II

	Jan. 15th	Jan. 31th	Feb. 15th	Feb. 28th	Mar. 15th	Mar. 31th	Apr. 15th	Apr. 30th	May. 8th	May. 15th	May. 22nd	May. 31st	Jun. 5th	Jun. 15th	Jun. 19th	Jun. 30th	Jul. 2rd	Jul. 10th	Jul. 15th	Jul. 24th	Jul. 31st	Aug. 7th
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

	Aug. 14th	Aug. 21st	Aug. 31st	Sep. 4th	Sep. 11th	Sep. 15th	Sep. 25th	Sep. 30th	Oct. 09th	Oct. 15th	Oct. 23th	Oct. 31st	Nov. 6th	Nov. 13th	Nov. 20th	Nov. 27th	Nov. 30th	Dec. 4th	Dec. 11th	Dec. 18th	Dec. 24th	Dec. 31st
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0177	$1.0238	$1.0028	$1.0011

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

As a commodity pool, the Fund maintains a large percentage of its assets in cash directly and indirectly through the underlying Master Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Underlying Funds have the ability to fund redemption proceeds from liquidating the Master Funds’ positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, FRM has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine, in its discretion which investments should be liquidated.

For the nine months ended September 30, 2016 the Fund’s capital decreased 16.65% from $160,781,732 to $134,014,115.  This decrease was attributable to the net loss from operations of $842,160, coupled with the redemption of 29,478,301 Units resulting in an outflow of $32,514,324.  The cash outflow was offset with cash inflow of $6,588,867 due to subscriptions of 6,221,528 Units. Future redemptions could impact the amount of funds available for investment in the Underlying Funds in subsequent months.

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

January 1, 2016 to September 30, 2016

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

References herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

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

References herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

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

July 1, 2016 to September 30, 2016

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the underlying Master Fund level and the allocation to each underlying Master Fund as of September 30, 2016:

September 30, 2016

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agricultural Commodities	$660,824	34.17%
Energy	(265,864)	-13.75%
Interest Rates	503,170	26.02%
Metals	(11,217)	-0.58%
Stock Indices	727,898	37.64%
Currencies - Future	251,710	13.01%
Currencies - Forward	67,526	3.49%

Total	$1,934,049	(100)%

The Fund experienced a net trading loss for the third quarter ended September 30, 2016 of $4,168,157.

Returns were positive in July, but detracted from end of July through to quarter end.

References herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

The start of the quarter was volatile for currencies, fixed income and commodities.  USD was up with a strong July payrolls report and higher retail sales mid-month, but reversed at the end of July, as the Federal Open Market Committee expressed that “near term risks to the economic outlook have diminished” and the Bank of Japan held rates and marginally increased their ETF purchase program. UK rates continued their post-Brexit march lower, and global bond curves flattened. Mid-quarter was relatively directionless for markets overall as the positive impact of additional QE measures was offset by increased inflation fears. The cumulative impact on markets, in terms of news flow, was relatively muted at quarter end, with central bank activity, fundamental data out of the US, an informal OPEC meeting, the US elections and concerns about the solvency of Deutsche Bank being relevant market drivers at one point or another.

The equity sector was the best performing asset class throughout July and exposure was increased. As a result, managers were net long broadly heading into mid-quarter, and gains were partially offset by poor performance in certain regions like Japan. At quarter end, managers accumulated losses against markets which exhibited a fair amount of choppiness.

In fixed income, the sector contributed at the start of the quarter, particularly as rates rallied through the final week of July.  Mid-quarter experienced losses that continued through quarter end.

Performance in July was mixed and slightly negative overall in the FX sector at the start of the quarter, although FX remained the highest risk allocation in the portfolio. As the US dollar rallied broadly against managers bearish positions, FX ended in negative territory mid-quarter. However, managers ended the month with gains despite carrying a net long US dollar bias against a broad move down in the greenback.

At the start of the quarter, the commodities sector was overall positive, with noteworthy positive contribution from energies and precious metals and losses from agriculturals. However, mid quarter the biggest drivers of negative performance were energies and precious metals. Energies also explain the bulk of losses in the commodity sector at quarter end.

In terms of positioning, managers continue to hold a net long bias to equites and fixed income. In FX, managers are roughly neutral to the US dollar overall. In commodities, the primary drivers of risk by subsector are precious metals. Net exposure in energy keeps on shifting back and forth on continued market choppiness and with programs having moved (again) from net short to flat by quarter end.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the FuturesAccess Portfolio Funds and the Underlying Funds’ open positions by market category for the nine month periods ended September 30, 2016 and September 30, 2015. (For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney (1)

	September 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$13,682	0.07%	$22,374	$18
Energy	57,852	0.30%	174,690	15,045
Interest Rates	267,940	1.38%	528,998	143,201
Metals	41,504	0.21%	87,266	13,585
Stock Indices	64,677	0.33%	166,220	2,307
Currencies	122,203	0.63%	322,947	55,215

TOTAL	$567,858	2.92%	$1,302,495	$229,371

(1) Average capitalization of Blakeney is $19,347,237.

Campbell (2)

	September 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$54,967	0.29%	$115,750	$32,018
Energy	65,026	0.34%	188,541	2,733
Interest Rates	205,420	1.07%	347,156	73,183
Metals	40,250	0.21%	94,474	1,835
Stock Indices	139,973	0.73%	274,580	36,105
Currencies	90,973	0.47%	263,978	18,349

TOTAL	$596,609	3.11%	$1,284,479	$164,223

(2) Average capitalization of Campbell is $19,259,560.

Carlisle (3)

	September 30, 2016 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

(3) Average capitalization of Carlisle is $8,306,779.

* Carlisle redeemed April 2016.

Century CAT (4)

	September 30, 2016 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$6,737	0.04%	$9,692	$737
Energy	22,528	0.14%	87,315	1,864
Interest Rates	201,487	1.21%	330,627	114,137
Metals	7,020	0.04%	10,232	1,478
Stock Indices	59,480	0.36%	129,586	4,124
Currencies	123,908	0.74%	239,550	14,295

TOTAL	$421,161	2.53%	$807,002	$136,634

(4) Average capitalization of Century CAT is $16,671,070.

* Century CAT commenced March 2016.

CCPCore Macro (5)

	September 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$13,658	0.12%	$50,815	$176
Energy	52,761	0.47%	131,014	1,352
Interest Rates	170,896	1.51%	337,476	58,968
Metals	10,122	0.09%	21,136	112
Stock Indices	51,738	0.46%	117,811	508
Currencies	44,168	0.39%	132,030	4,027

TOTAL	$343,343	3.04%	$790,282	$65,143

(5) Average capitalization of CCP Core Macro is $11,322,688.

Quantica MF (6)

	September 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$20,973	0.17%	$37,803	$7,614
Energy	49,608	0.40%	305,453	546
Interest Rates	225,001	1.83%	529,812	66,618
Metals	59,083	0.48%	105,016	32,662
Stock Indices	48,548	0.40%	121,227	1,658
Currencies	27,697	0.23%	107,484	4,963

TOTAL	$430,909	3.51%	$1,206,795	$114,061

(6) Average capitalization of Quantica MF is $12,282,950.

Silver (7)

	September 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$23,279	0.19%	$43,009	$4,959
Energy	74,795	0.61%	280,212	13,808
Interest Rates	164,098	1.33%	489,756	4,719
Metals	57,812	0.47%	110,685	16,980
Stock Indices	105,780	0.86%	237,984	7,696
Currencies	107,676	0.88%	187,779	31,931

TOTAL	$533,440	4.34%	$1,349,425	$80,093

(7) Average capitalization of Silver is $12,302,444.

Aspect DS (1) *

	September 30, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$543,879	2.24%	$720,573	$156,090
Currencies	485,971	2.01%	1,004,655	280,131
Energy	205,769	0.85%	379,796	132,210
Interest Rates	887,875	3.67%	973,255	813,515
Metals	163,258	0.67%	339,839	93,411
Stock Indices	159,818	0.66%	219,055	125,332

TOTAL	$2,446,570	10.10%	$3,637,173	$1,600,689

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

For the three month quarter ended September 30, 2016

	Subscriptions
CLASS AA	Amount	Units	NAV (1)
7/18/2016	$700,000	692,589.295	1.0107
7/25/2016	$304,000	300,187.617	1.0127
8/1/2016	$70,000	67,908.421	1.0308
8/8/2016	$260,000	255,327.507	1.0183
9/26/2016	$150,000	153,358.552	0.9781

(1)     Beginning of the period Net Asset Value.

There was no activity for all other classes. There was also no activity for the three month quarter ended September 30, 2015.

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

None.

Item 6.          Exhibits

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:     Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month period ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date:	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date:	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer