Form 10-K
period 2016-12-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2017-03-30
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The Units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2017 Units of limited liability company interest with an aggregate Net Asset Value of $110,083,755 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2016 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2016, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

MAN FRM MANAGED FUTURES STRATEGIES LLC

ANNUAL REPORT FOR 2016 ON FORM 10-K

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

Pursuant to an Asset Purchase Agreement dated as of December 8, 2014 between MLAI and an indirectly wholly-owned subsidiary of Man Group plc, as amended, Man Group  purchased, among other assets, the rights of MLAI and its affiliates under certain agreements relating to the management of the Fund. FRM Investment Management replaced MLAI as manager of the Fund on May 1, 2015, upon the closing of such purchase (the “Manager Replacement”). Effective as of May 1, 2015, the Fund was renamed “Man FRM Managed Futures Strategies LLC.”

Under the direction of the Manager, the Fund allocates its capital among a group of underlying funds (each an “Underlying Fund”, and collectively, the “Underlying Funds”) which, in turn, allocate capital to master funds (each a “Master Fund”, and collectively, the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of commodity trading advisors (each a “Trading Advisor”, and collectively, the “Trading Advisors”).  Presently there are six Underlying Funds, see “Underlying Funds and Master Funds” below.

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

The Fund’s outstanding units of limited liability company interest (“Units”) are Class A Units, Class AA Units, Class C Units, Class D Units, Class I Units, Class II Units, Class M Units and Class MM Units.  The only Classes of Units which the Fund is currently offering are Class AA Units, Class II Units and Class MM

Units.  The Units are privately offered pursuant to Rule 506(b) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

Systematic trading generally utilizes technical analysis.  Technical analysis relies on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility, unlike fundamental analysis which relies on fundamental economic data as input for trading decisions.

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

(b)  During 2016, the Fund invested in the following Underlying Funds which in turn invest in the referenced Master Funds (“MF”), which are advised, respectively, by the Trading Advisors as indicated below. The Fund currently invests in all of these Underlying Funds, other than Carlisle Delaware Feeder LLC as noted below.

Underlying Funds and Master Funds	Trading Advisors to Master Fund
Blakeney Delaware Feeder LLC (“Blakeney”) MF: Blakeney Fund Limited	Winton Capital Management Limited*
Campbell Delaware Feeder LLC (“Campbell”) MF: Campbell MAC Cayman Fund Limited	Campbell & Company, LP*
Carlisle Delaware Feeder LLC (“Carlisle”) ** MF: Carlisle Fund Limited	Transtrend B.V.
CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) MF: CCP Core Macro Cayman Fund Limited	Cantab Capital Partners LLP
Quantica MF Delaware Feeder LLC (“Quantica MF”) MF: Quantica MF Cayman Fund Limited	Quantica Capital AG
Silver Delaware Feeder LLC (“Silver”) MF: Silver MAC Limited	Lynx Asset Management AB*
Century CAT MAC Delaware Feeder LLC *** MF: Century CAT MAC Cayman Fund Limited	Crabel Capital Management, LLC*

*    This Trading Advisor is registered under the Investment Advisers Act of 1940.

**  The Fund fully redeemed its investment in this Underlying Fund in April 2016.

*** On March 21, 2016, added as an Underlying Fund.

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

The Fund’s average month-end Net Asset Values during 2016, 2015 and 2014 equaled $144,557,725, $195,408,492 and $233,256,119, respectively.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$1,559,790	1.08%	$989,970	0.51%	$678,568	0.29%
Management or Sponsor Fees	2,875,987	1.99%	4,070,605	2.08%	4,866,807	2.09%
Total	$4,435,777	3.07%	$5,060,575	2.59%	$5,545,375	2.38%

Reference to management fees in the foregoing table refer to such fees paid to FRM Investment Management  beginning May 2015 through December 2016 period.  Reference to sponsor fees in the foregoing table refers to such fees paid to MLAI during  2014 and the January 2015 through April 2015 period.  The foregoing table does not reflect: (i) the bid-ask spreads paid by the Master Funds and FuturesAccess Portfolio Funds on their forward trading; (ii) brokerage commissions or (iii) sales commissions payable in connection with the sales of Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Master Funds and FuturesAccess Portfolio Funds rather than a distinct expense item separable from the Master Funds’ or FuturesAccess Portfolio Funds’ trading accounts; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.

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

Subscriptions for Class AA Units, Class II Units and Class MM Units sold through Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) are subject to upfront sales commissions of up to 3.0%, payable to MLPF&S. Upfront sales commissions are based on the net amount of each subscription (i.e., the total subscription amount after deduction of the upfront sales commission) and are added to, not deducted from, subscription amounts.

Various Parties	Ongoing Operating and Offering Costs

The Fund pays all of its ongoing operating costs, including, without limitation: ongoing offering fees and expenses; transaction costs; legal, accounting, audit and tax reporting and preparation fees and expenses; administrative, custody, transfer, subscription and redemption processing fees and expenses; regulatory, filing and printing fees; fees and expenses of the Fund’s “tax matters partner” or “partnership representative”; and any extraordinary expenses. Operating costs are allocated pro rata among each Class of Units based on their respective Net Asset Values.

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

(d)                                 Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Master Funds’ revenue derived from customers in foreign countries.

The Master Funds may trade on a number of foreign commodity exchanges and may also trade OTC derivatives with foreign risk exposure.  The Master Funds and the Fund do not engage in the sales of goods or services.

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

Derivatives

A number of different jurisdictions have introduced or are in the process of introducing new requirements in respect of derivative contracts which apply or will apply to the Fund when it enters into derivative contracts, and may apply directly to the Fund or indirectly as a consequence of the regulations to which its trading counterparties are subject. Such requirements may include obligations to report derivative contracts, to clear derivative contracts through a central counterparty, to exchange prescribed amounts of collateral with respect to derivative contracts and to carry out certain risk mitigation techniques with respect to derivative contracts. While certain requirements have already been introduced, others are still being developed and the scope of such requirements and their impact on the Fund remains unclear. However, such requirements are likely to result in the implementation of additional administrative, compliance and other processes by the Fund and may also increase the costs of transacting derivative contracts, if applicable, for the Fund.

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

Breaches in Information Technology Security

The Manager maintains information technology systems, consisting of infrastructure, applications and communications networks to support the Fund’s as well as its own business activities.  These systems could be subject to security breaches such as “cyber-crime” resulting in theft, a disruption in the Manager’s ability to close out positions and the disclosure or corruption of sensitive and confidential information.  Security breaches may also result in misappropriation of assets and could create significant financial and/or legal exposure for the Fund.  The Manager seeks to mitigate attacks on its own systems but will not be able to control directly the risks to third-party systems to which it may connect.  Any breach in security of the Manager’s systems could have a material adverse effect on the Manager and may cause the Fund to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage.

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

RISKS RELATED TO CERTAIN FINANCIAL INSTRUMENTS

Swap Agreements

The Master Funds may enter into swap agreements and options on swap agreements (“swaptions”).  These agreements can be individually negotiated and structured to include exposure to a variety of different types of investments, asset classes or market factors.  Swap transactions may be highly illiquid and may increase or decrease the volatility of the Fund’s portfolio.  Moreover, the Master Funds bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or insolvency of its counterparty.  The Fund will also bear the risk of loss related to swap agreements, for example, for breaches of such agreements or the failure of the Fund to post or maintain required collateral.

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

(b)           Holders:

As of December 31, 2016, there were 1,906 holders of Units.

(c)           Dividends:

The Manager has not made and does not contemplate making any distributions on the Units.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)                                  Performance Graph

Not applicable.

(f)            Recent Sales of Unregistered Securities:

(a) Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

CLASS AA

	Subscriptions
	Amount	Units	NAV (1)
11/14/2016	$245,000	272,132	0.9003
11/21/2016	$235,000	260,850	0.9009
12/12/2016	$80,000	86,909	0.9205

CLASS II

	Subscription
	Amount	Units	NAV (1)
11/14/2016	$615,000	666,017	0.9234
11/21/2016	$2,580,000	2,791,604	0.9242

(1) Beginning of the period Net Asset Value

Subscriptions for Class AA Units and Class II Units sold through MLPF&S are subject to upfront sales commissions of up to 3.0%, payable to MLPF&S.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
Statements of Operations	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Trading gain (loss)
Realized, net	$(7,369,110)	$31,061,059	$(10,091,962)	$(14,826,176)	$20,681,999
Change in unrealized, net	3,152,181	(41,752,455)	43,753,405	8,923,985	(51,734,232)
Total trading gain (loss)	(4,216,929)	(10,691,396)	33,661,443	(5,902,191)	(31,052,233)

INVESTMENT INCOME:
Interest	—	275	—	—	—

EXPENSES:
Sponsor/Management fees	2,875,987	4,070,605	4,866,807	8,734,447	15,170,255
Other	1,559,790	989,970	678,568	1,020,964	1,444,939
Total Expenses	4,435,777	5,060,575	5,545,375	9,755,411	16,615,194

NET INVESTMENT INCOME (LOSS)	(4,435,777)	(5,060,300)	(5,545,375)	(9,755,411)	(16,615,194)
NET INCOME (LOSS)	$(8,652,706)	$(15,751,696)	$28,116,068	$(15,657,602)	$(47,667,427)

Balance Sheet Data	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012

Member’s Capital	$114,938,294	$160,781,732	$219,500,711	$297,282,028	$543,069,764
Net Asset Value per Class A Unit	1.0385	1.1098	1.2045	1.0369	1.0689
Net Asset Value per Class C Unit	0.9851	1.0633	1.1656	1.0135	1.0554
Net Asset Value per Class D Unit	1.3421	1.4130	1.5105	1.2809	1.3008
Net Asset Value per Class I Unit	1.1267	1.1993	1.2963	1.1115	1.1413
Net Asset Value per Class D1 Unit*	—	—	—	—	1.1609
Net Asset Value per Class M Unit	0.9915	1.0438	1.1158	0.9463	0.9610
Net Asset Value per Class AA Unit**	0.9133	0.9858	—	—	—
Net Asset Value per Class II Unit***	0.9382	1.0011	—	—	—
Net Asset Value per Class MM Unit****	0.9106	—	—	—	—

* Units liquidated as of December 31, 2013.

** Units issued on November 16, 2015.

*** Units issued on December 7, 2015.

**** Units issued on January 25, 2016.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Master Fund level.

December 31, 2016

		Percent Net
	Net Unrealized Profit	Unrealized Profit
	(Loss) on Open	(Loss) on Open
Commodity Industry Sector	Positions	Positions
Agricultural Commodities	$205,520	12.35%
Energy	383,320	23.04%
Interest Rates	392,729	23.61%
Metals	(199,975)	-12.02%
Stock Indices	452,121	27.17%
Currencies - Future	294,805	17.72%
Currencies - Forward	135,304	8.13%
Total	$1,663,824	100.0%

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year Ended December 31, 2016

Total Trading Profit (Loss)
Blakeney	$(15,627)
Campbell	(3,135,990)
Carlisle*	713,644
CCP Core Macro	(425,212)
Century CAT**	(2,881,308)
Quantica MF	1,510,060
Silver	17,504
Total	$(4,216,929)

* Underlying Fund was redeemed in April 2016.

** Underlying Fund purchased in March 2016.

The Fund experienced a net trading loss for the year end December 31, 2016 of  $4,216,929.

References herein to the Fund’s trading and portfolios refer to such trading and portfolios through the Master Funds generally.

January 1, 2016 to March 31, 2016

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

The equity sector was the best performing asset class throughout July and exposure was increased. As a result, Trading Advisors were net long broadly heading into mid-quarter, and gains were partially offset by poor performance in certain regions like Japan. At quarter end, Trading Advisors accumulated losses against markets which exhibited a fair amount of choppiness.

In fixed income, the sector contributed at the start of the quarter, particularly as rates rallied through the final week of July.  Mid-quarter experienced losses that continued through quarter end.

Performance in July was mixed and slightly negative overall in the FX sector at the start of the quarter, although FX remained the highest risk allocation in the portfolio. As the US dollar rallied broadly against Trading Advisors bearish positions, FX ended in negative territory mid-quarter. However, managers ended the month with gains despite carrying a net long US dollar bias against a broad move down in the greenback.

At the start of the quarter, the commodities sector was overall positive, with noteworthy positive contribution from energies and precious metals and losses from agriculturals. However, mid quarter the biggest drivers of negative performance were energies and precious metals. Energies also explain the bulk of losses in the commodity sector at quarter end.

In terms of positioning, Trading Advisors continue to hold a net long bias to equites and fixed income. In FX, managers are roughly neutral to the US dollar overall. In commodities, the primary drivers of risk by subsector are precious metals. Net exposure in energy keeps on shifting back and forth on continued market choppiness and with programs having moved (again) from net short to flat by quarter end.

October 1, 2016 to December 31, 2016

The quarter started out with a steep selloff in fixed income, which exhibited severe declines across most major markets around the world. This event combined with uncertainty surrounding a QE extension, Brexit negotiations, and an increased inflation expectation were all driving forces for bonds and interest rates markets.  On top of that, speculation on the results of the US election and an OPEC deal added to volatility in the market. By mid-quarter, the US election results dominated the conversation.  The market reaction was a rally in the dollar and a steep selloff in fixed income.  Moving into quarter end, attention shifted to the constitutional referendum  in Italy and central bank monetary policy.  Other highlights included the muted market reaction of the Italian referendum and OPEC’s agreed deal to cut production.

Returns were positive at the end of the quarter, but not enough to offset losses in October and November. Fixed income and commodities drove losses early in the quarter and into November, while equities drove performance at quarter end. FX was positive throughout the quarter, offsetting some of the losses in the earlier months.

Fixed income was a major detractor from performance as Trading Advisors held a long receiver bias prior to the heavy global sell-off.  By quarter end, positioning switched to a net short bias which resulted in gains driven by payer positions in US rates as yields continued moving higher in that region.

Commodities were a meaningful detractor throughout the quarter.  Early on, negative performance was driven by energies, precious metals and grains. Energies and precious metals continued to detract through mid-quarter from choppiness in those markets.  Although, grains and base metals helped offset losses. However, it was energies that offset losses from industrial metals and grains at quarter-end.

Equities began the quarter in negative territory, but performed positively in November and December. Trading Advisors were positioned net long across the board at the start of Q3, and gains from Japan and the UK were not enough to offset losses in most other regions (most notably in the US). However, North America and Japan drove positive performance mid-quarter, outweighing losses in the Eurozone, and the UK. Positive performance continued

into quarter-end, as Trading Advisors entered December net long and capitalized on the upward move in developed markets.

In FX, performance was positive in October as Trading Advisors drifted from roughly neutral to net long USD resulting in meaningful gains as the dollar rallied. However, FX detracted in November due to losses in long AUD, short GBP and long JPY. December saw gains from Trading Advisors’ net long positions, accumulating gains as the dollar moved higher.

In terms of positioning, areas of risk concentration at year-end include equities, where Trading Advisors continue to be net long and FX, where they remain net long dollar. In equities, Trading Advisors are net long and most notably in the US and Europe. In FX, short EUR, short GBP and short JPY are among the biggest drivers of the net long USD bias. In commodities, Trading Advisors exhibit a slight net long bias overall which results from net long exposure to industrial metals, energy and livestock and net short exposure to precious metals, grains and softs.

The total risk of the portfolio (in VaR terms) decreased slightly relative to the end of December with this being driven by decreases in equities, commodities and FX.

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

With respect to the period prior to the Manager Replacement on May 1, 2015, references herein to the Fund’s trading and portfolios refer to such trading and portfolios through the underlying FuturesAccess Portfolio Funds generally.

With respect to the period following the Manager Replacement (May 1, 2015 and after), references herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

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

References herein to the Fund’s trading  and portfolios refer to such trading and portfolios through the  underlying FuturesAccess Portfolio Funds generally.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Underlying Funds and the FuturesAccess Portfolio Funds open positions by market category for the twelve month periods ended December 31, 2016 and 2015.  For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.

Blakeney (1)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$12,744	0.07%	$22,374	$18
Energy	46,641	0.26%	174,690	2,562
Interest Rates	210,744	1.17%	528,998	24,197
Metals	37,571	0.21%	87,266	2,447
Stock Indices	82,482	0.46%	166,220	2,307
Currencies	122,083	0.68%	322,947	55,215

TOTAL	$512,264	2.82%	$1,302,495	$86,745

(1) Average capitalization of Blakeney is $18,051,204.

Campbell (2)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$48,815	0.28%	$115,750	$17,059
Energy	53,301	0.31%	188,541	2,733
Interest Rates	155,456	0.89%	347,156	3,968
Metals	38,970	0.22%	94,474	1,835
Stock Indices	146,824	0.84%	274,580	36,105
Currencies	110,000	0.63%	286,916	18,349

TOTAL	$553,366	3.19%	$1,307,417	$80,049

(2) Average capitalization of Campbell is $17,388,161.

Carlisle (3)

	December 31, 2016 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

(3) Average capitalization of Carlisle is $8,306,779.

* Carlisle redeemed April 2016.

Century CAT (4)

	December 31, 2016 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$7,413	0.05%	$14,616	$737
Energy	33,847	0.21%	87,315	1,864
Interest Rates	164,369	1.02%	330,627	46,185
Metals	10,650	0.07%	30,640	1,478
Stock Indices	71,458	0.44%	129,586	4,124
Currencies	121,133	0.75%	239,550	14,295

TOTAL	$408,870	2.53%	$832,334	$68,682

(4) Average capitalization of Century CAT is $16,184,457.

* Century CAT commenced March 2016.

CCP Core Macro (5)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$15,103	0.13%	$50,815	$176
Energy	41,749	0.36%	131,014	631
Interest Rates	132,732	1.14%	337,476	999
Metals	11,713	0.10%	43,431	112
Stock Indices	69,943	0.60%	155,350	508
Currencies	40,936	0.35%	132,030	4,027

TOTAL	$312,176	2.70%	$850,117	$6,454

(5) Average capitalization of CCP Core Macro is $11,625,669.

Quantica MF (6)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$20,780	0.17%	$37,803	$7,614
Energy	42,300	0.36%	305,453	546
Interest Rates	174,985	1.47%	529,812	2,598
Metals	47,759	0.40%	105,016	8,447
Stock Indices	82,179	0.69%	215,773	1,658
Currencies	37,888	0.32%	122,438	4,963

TOTAL	$405,891	3.41%	$1,316,296	$25,826

(6) Average capitalization of Quantica MF is $11,895,352.

Silver (7)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$20,551	0.18%	$43,009	$3,634
Energy	63,277	0.55%	280,212	13,217
Interest Rates	133,607	1.16%	489,756	4,719
Metals	52,650	0.46%	110,685	48
Stock Indices	111,907	0.97%	237,984	7,696
Currencies	125,946	1.10%	303,401	31,931

TOTAL	$507,938	4.42%	$1,465,047	$61,245

(7) Average capitalization of Silver is $11,481,304.

Aspect DS (1) *

	December 31, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$543,879	2.24%	$720,573	$156,090
Currencies	485,971	2.01%	1,004,655	280,131
Energy	205,769	0.85%	379,796	132,210
Interest Rates	887,875	3.67%	973,255	813,515
Metals	163,258	0.67%	339,839	93,411
Stock Indices	159,818	0.66%	219,055	125,332

TOTAL	$2,446,570	10.10%	$3,637,173	$1,600,689

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

(7) Average capitalization of Winton Class DS was $44,253,768.

* Winton redeemed as of April 30, 2015.

Blakeney (8) *

	December 31, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$25,889	0.13%	$59,615	$1 ,234
Energy	108,967	0.57%	271,612	22,423
Interest Rates	167,260	0.87%	395,748	3,818
Metals	74,685	0.39%	130,151	10,761
Stock Indices	83,962	0.44%	196,113	11,163
Currencies	110,198	0.57%	220,942	$27,012

TOTAL	$570,961	2.97%	$1,274,181	$76,411

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

(10) Average capitalization of Carlisle is $10,981,988.

* Carlisle added in May 2015.

CCP Core Macro (11) *

	December 31, 2015
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$11,581	0.11%	$31,773	$331
Energy	43,150	0.40%	129,654	7,043
Interest Rates	80,378	0.74%	212,453	5,762
Metals	18,598	0.17%	35,026	2,210
Stock Indices	124,038	1.14%	304,273	26,181
Currencies	58,167	0.53%	83,455	22,855

TOTAL	$335,912	3.09%	$796,634	$64,382

(11) Average capitalization of CCP Core Macro is $10,921,094.

* CCP Core Macro added in May 2015.

Quantica MF(12) *

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Each Underlying Fund (inclusive of its related Master Fund) and its Trading Advisor are monitored by the Manager’s investment team.  This coverage is intended to provide that each Underlying Fund and its Trading Advisor are monitored by individuals who have an in-depth understanding of the Underlying Fund and its Trading Advisor, as well as knowledge of the market environment affecting that particular strategy.

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016	Fourth Quarter 2015	Third Quarter 2015	Second Quarter 2015	First Quarter 2015
Total Income (Loss)	$(6,820,880)	$(4,168,157)	$664,987	$6,107,121	$(2,832,502)	$(484,440)	$(22,496,802)	$15,122,62 3
Total Expenses	989,667	1,198,101	1,037,548	1,210,461	1,137,206	1,261,473	1,320,333	1,341,563
Net Income (Loss)	$(7,810,547)	$(5,366,258)	$(372,561)	$4,896,660	$(3,969,708)	$(1,745,913)	$(23,817,135)	$13,781,060

Net Income (Loss) per weighted average Unit(a)	$(0.0657)	$(0.0414)	$(0.0027)	$0.0339	$(0.0256)	$(0.0105)	$(0.1379)	$0.0764

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 16, 2016, the Manager, on behalf of the Fund, dismissed PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Fund.  The Manager, on behalf of the Fund, appointed Ernst & Young Ltd. as the independent registered public accounting firm for the Fund, effective July 11, 2016.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

FRM Investment Management’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in

Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year ended December 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the applicable criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2016, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge all required Section 16(a) filings during the fiscal year ended           December 31, 2016 were timely made.

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

Item 11: Executive Compensation

The officers of the Manager are remunerated by Man Group in their respective positions.  These officers do not receive compensation from the Fund. The Fund does not have any officers or employees.  The Fund pays Management Fees to the Manager, and the Underlying Funds pay Risk Management Fees to the Manager.  See Item 1(c) “Narrative Description of Business—Description of Certain Current Charges.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, Man FRM Investment Management (USA) LLC.)

(b)                                 Security Ownership of Management:

As of December 31, 2016, the Manager owned no Unit-equivalent member interests, and the executive officers of the Manager did not own any Units.

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

Director Independence

The Fund has no directors.  The Fund is managed by certain officers of the Manager.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2015 was $177,000.

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2016 was $40,000.

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant Ernst & Young Ltd., for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2016 was $133,000.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2016 and December 31, 2015 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed by Ernst & Young Ltd. or any member firms of the global Ernst & Young organization a for the year ended December 31, 2016 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning was $75,500.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2016 and 2015, other than as set forth in the preceding paragraph (a).

No other fees were billed by Ernst & Young Ltd. or any member firms the global Ernst & Young organization for the year ended December 31, 2016, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor the Manager has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the Manager’s relevant officer pre-approves all services prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

1.                                      Financial Statements of Man FRM Managed Futures Strategies LLC:

REPORTs OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2016 and 2015

Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Statements of Changes in Members’ Capital for the years ended December 31, 2016, 2015 and 2014

Financial Data Highlights for the years ended December 31, 2016, 2015 and 2014

Notes to Financial Statements

2.                                      Supplemental Financial Statement Schedules:

(  )                                  Financial Statements of Century CAT MAC Delaware Feeder LLC (Feeder) and Century CAT MAC Cayman Fund Limited (Master Fund) as of and for the year ending December 31,  2016 (audited)

(  )                                  Financial Statements of Campbell  Delaware Feeder LLC (Feeder) and Campbell MAC Cayman Fund Limited (Master Fund) as of and for the year ending December 31,  2016 (audited)

(  )                                  Financial Statements of Carlisle Delaware Feeder LLC (Feeder) and Carlisle Fund Limited (Master Fund) as of November 17, 2016 and for the period January 1, 2016 to November 17, 2016 (audited)

(  )                                  Financial Statements of Quantica MF Delaware Feeder LLC (Feeder Fund) and Quantica MF Cayman Fund Limited (Master Fund) as of and for the years ending December 31,  2016 and 2015 (audited)

(  )                                  Financial Statements of Silver Delaware Feeder LLC (Feeder Fund) and Silver MAC Limited (Master Fund) as of and for the years ending December 31, 2016 and, 2015 (audited)

(  )                                  Financial Statements of Aspect FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)

(  )                                  Financial Statements of BlueTrend FuturesAccess LLC as of and for the years ending December  2015 and 2014 (audited)

(  )                                  Financial Statements of John Locke FutureAccess LLC as of and for the year ending December 31, 2014 (audited)

(  )                                  Financial Statements of Lynx FuturesAccess LLC as of and for the year ending December 31, 2014 (audited)

(  )                                  Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)

(  )                                  Financial Statements of Tudor Tensor FuturesAccess LLC as of and for the year ending December 31, 2014 (audited)

(  )                                  Financial Statements of Winton FuturesAccess LLC as of and for the years ending December 31, 2015 and 2014 (audited)

3.                                      Exhibits:  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on    Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrants Report on Form 8-K filed on February 14, 2012.

3.02	Amendment to Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.01(i) contained in the registrant’s Report on Form 8-K filed on May 7, 2015.

3.03	Fifth Amended and Restated Limited Liability Company Operating Agreement of Man FRM Managed Futures Strategies LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on August 25, 2015.

13.01	2016 Annual Report and Reports of Independent Registered Public Accounting Firms

13.02	Financial Statements of Century CAT MAC Delaware Feeder LLC

13.03	Financial Statements of Campbell Delaware Feeder LLC

13.04	Financial Statements of Carlisle Delaware Feeder LLC

13.05	Financial Statements of Quantica MF Delaware Feeder LLC

13.06	Financial Statements of Silver Delaware Feeder LLC

13.07	Financial Statements of Aspect FuturesAccess LLC

13.08	Financial Statements of ML BlueTrend FuturesAccess LLC

13.09	Financial Statements of John Locke FuturesAccess LLC

13.10	Financial Statements of Lynx FuturesAccess LLC

13.11	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.12	Financial Statements of Tudor Tensor FuturesAccess LLC

13.13	Financial Statements of ML Winton FuturesAccess LLC

Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01	Are filed herewith.
and 31.02:

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01
and 32.02:	Are filed herewith.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2017.

MAN FRM MANAGED FUTURES STRATEGIES LLC
By:	FRM INVESTMENT MANAGEMENT (USA) LLC, Manager
By:	/s/Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle McCloskey	President	March 29,2017
Michelle McCloskey	(Principal Executive Officer)

/s/ Linzie Steinbach	Principal Financial Officer	March 29, 2017
Linzie Steinbach	(Principal Financial Officer)

MAN FRM MANAGED FUTURES STRATEGIES LLC

2016 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2016 Annual Report and Report of Independent Registered Public Accounting Firms.

Exhibit 13.02	Financial Statements of Century CAT MAC Delaware Feeder LLC

Exhibit 13.03	Financial Statements of Campbell Delaware Feeder LLC

Exhibit 13.04	Financial Statements of Carlisle Delaware Feeder LLC

Exhibit 13.05	Financial Statements of Quantica MF Delaware Feeder LLC

Exhibit 13.06	Financial Statements of Silver Delaware Feeder LLC

Exhibit 13.07	Financial Statements of Aspect FuturesAccess LLC

Exhibit13.08	Financial Statements of ML BlueTrend FuturesAccess LLC

Exhibit 13.09	Financial Statements of John Locke FuturesAccess LLC

Exhibit 13.10	Financial Statements of Lynx FuturesAccess LLC

Exhibit 13.11	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Exhibit 13.12	Financial Statements of Tudor Tensor FuturesAccess LLC

Exhibit 13.13	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.