Form 10-Q
period 2017-03-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2017-05-12
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 31, 2017, 98,934,965 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR March 31, 2017 ON FORM 10-Q

Table of Contents

PART I—FINANCIAL INFORMATION

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS:

Cash	$41,109,810	$48,971,063
Investment in Affiliated Funds (Cost: $66,921,047 and $77,057,266 at March 31, 2017 and December 31, 2016, respectively)	60,788,586	68,779,867
Investment in Affiliated Funds paid in advance	—	100,000

TOTAL ASSETS	$101,898,396	$117,850,930

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	519,777	606,974
Redemptions payable	657,981	1,846,095
Professional fees payable	202,212	194,639
Administrative fee payable	14,649	46,954
Other liabilities	216,694	217,974

Total liabilities	1,611,313	2,912,636

MEMBERS’ CAPITAL:
Members’ Capital (98,934,965 Units and 113,650,916 Units outstanding at March 31, 2017 and December 31, 2016, respectively; unlimited Units authorized)	100,287,083	114,938,294
Total Members’ Capital	100,287,083	114,938,294

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$101,898,396	$117,850,930

NET ASSET VALUE PER UNIT:

Class A	$1.0419	$1.0385
Class C	$0.9858	$0.9851
Class D	$1.3515	$1.3421
Class I	$1.1315	$1.1267
Class M	$0.9983	$0.9915
Class AA	$0.9138	$0.9133
Class II	$0.9416	$0.9382
Class MM	$0.9156	$0.9106

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
TRADING PROFIT (LOSS), NET:
Realized from Affiliated Funds, net	$(1,111,219)	$(3,591,007)
Change in unrealized from Affiliated Funds, net	2,144,938	9,698,128

Total trading profit (loss), net	1,033,719	6,107,121

EXPENSES:
Management fee	519,777	812,546
Professional fees	80,494	140,755
Administrative fee	58,746	84,645
Other expenses	63,459	172,515
Total expenses	722,476	1,210,461

NET INVESTMENT INCOME (LOSS)	(722,476)	(1,210,461)

NET INCOME (LOSS)	$311,243	$4,896,660

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	15,753,019	22,552,383
Class C	60,962,851	94,659,385
Class D	2,817,643	2,949,004
Class I	11,714,139	13,451,300
Class M	4,725,021	7,175,139
Class AA	5,231,545	2,088,361
Class II	6,187,523	1,991,073
Class MM	28,831	37,368	*

Net income (loss) per weighted average Unit
Class A	$0.0036	$0.0355
Class C	$0.0015	$0.0322
Class D	$0.0141	$0.0495
Class I	$0.0054	$0.0394
Class M	$0.0072	$0.0390
Class AA	$0.0105	$0.0196
Class II	$(0.0047)	$0.0238
Class MM	$0.0050	$(0.0127	)*

*Units issued on January 25, 2016.  Amounts presented reflect the period from January 25, 2016 through March 31, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units March 31, 2016	Members’ Units December 31, 2016	Subscriptions#	Redemptions#	Members’ Units March 31, 2017
Class A	22,965,118	—	(947,937)	22,017,181	16,241,456	—	(950,153)	15,291,303
Class C	97,914,221	—	(6,404,191)	91,510,030	65,856,570	—	(11,546,157)	54,310,413
Class D	2,949,004	—	—	2,949,004	2,966,509	—	(893,199)	2,073,310
Class I	13,589,522	—	(363,612)	13,225,910	12,172,207	—	(1,069,312)	11,102,895
Class M	7,623,525	—	(584,938)	7,038,587	4,766,784	—	(97,817)	4,668,967
Class AA	1,187,288	1,235,326	—	2,422,614	6,086,052	12,108	(5,084,047)	1,014,113
Class II	1,584,229	617,046	—	2,201,275	5,532,507	4,912,626	—	10,445,133
Class MM	—	43,497	—	43,497	28,831	—	—	28,831

Total Members’ Units	147,812,907	1,895,869	(8,300,678)	141,408,098	113,650,916	4,924,734	(19,640,685)	98,934,965

# Includes transfer of 5,058,851 units out of Class AA for 4,912,626 units of Class II, on March 20, 2017.

Amounts have been rounded to the nearest whole unit.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017

(unaudited) (in Dollars)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2016	Members’ Capital December 31, 2016	Subscriptions#	Redemptions#	Net Income (Loss)	Members’ Capital March 31, 2017
Class A	$25,487,679	$—	$(1,090,666)	$801,059	$25,198,072	$16,866,886	$—	$(991,672)	$56,335	$15,931,549
Class C	104,115,262	—	(7,075,088)	3,052,050	100,092,224	64,874,067	—	(11,425,372)	92,435	53,541,130
Class D	4,166,825	—	—	146,070	4,312,895	3,981,497	—	(1,219,037)	39,611	2,802,071
Class I	16,298,259	—	(454,681)	529,803	16,373,381	13,714,872	—	(1,215,151)	63,210	12,562,931
Class M	7,957,252	—	(632,852)	279,844	7,604,244	4,726,041	—	(98,819)	34,036	4,661,258
Class AA	1,170,463	1,245,215	—	40,977	2,456,655	5,558,184	11,000	(4,697,275)	54,818	926,727
Class II	1,585,992	640,000	—	47,332	2,273,324	5,190,493	4,673,872	—	(29,346)	9,835,019
Class MM	—	43,831	—	(475)	43,356	26,254	—	—	144	26,398

Total Members’ Capital	$160,781,732	$1,929,046	$(9,253,287)	$4,896,660	$158,354,151	$114,938,294	$4,684,872	$(19,647,326)	$311,243	$100,287,083

# Includes transfers in to Class II, from Class AA, of $4,673,872 on March 20, 2017.

Amounts have been rounded to the nearest dollar.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM

Per Unit Operating Performance

Net asset value, beginning of period	$1.0385	$0.9851	$1.3421	$1.1267	$0.9915	$0.9133	$0.9382	$0.9106

Net realized and net change in unrealized trading profit (loss)	0.0093	0.0087	0.0119	0.0100	0.0087	0.0079	0.0084	0.0081
Net investment loss (b)	(0.0059)	(0.0080)	(0.0025)	(0.0052)	(0.0019)	(0.0074)	(0.0050)	(0.0031)

Net asset value, end of period	$1.0419	$0.9858	$1.3515	$1.1315	$0.9983	$0.9138	$0.9416	$0.9156

Total Return: (a)(c)

Total return	0.33%	0.07%	0.70%	0.43%	0.69%	0.05%	0.35%	0.55%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.56%	0.81%	0.19%	0.46%	0.19%	0.81%	0.52%	0.34%

Net investment income (loss)	(0.56)%	(0.81)%	(0.19)%	(0.46)%	(0.19)%	(0.81)%	(0.52)%	(0.34)%

(a)           The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)          The amounts do not reflect the proportionate share of expense from the Affiliated Funds.

(c)           The ratios and total return are not annualized.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1098	$1.0633	$1.4130	$1.1993	$1.0438	$0.9858	$1.0011	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0418	0.0400	0.0531	0.0451	0.0392	0.0371	0.0376	(0.0001)
Net investment loss (b)	(0.0071)	(0.0095)	(0.0036)	(0.0064)	(0.0026)	(0.0088)	(0.0060)	(0.0031)

Net asset value, end of period	$1.1445	$1.0938	$1.4625	$1.2380	$1.0804	$1.0141	$1.0327	$0.9968

Total Return: (a)(c)

Total return	3.13%	2.87%	3.50%	3.23%	3.51%	2.87%	3.16%	(0.32)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.62%	0.87%	0.24%	0.52%	0.24%	0.87%	0.58%	0.41%

Net investment income (loss)	(0.62)%	(0.87)%	(0.24)%	(0.52)%	(0.24)%	(0.87)%	(0.58)%	(0.41)%

(a)           The total return is calculated for each class taken as a whole based on the change in net asset value. An individual member’s return may vary from these returns based on the timing of the capital transactions.

(b)          The amounts do not reflect the proportionate share of expense from the Affiliated Funds.

(c)           The ratios and total return are not annualized.

*                  Class MM units issued on January 25, 2016.

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

Under the direction of the Manager, the Fund allocates its capital among a group of underlying related party funds (each an “Affiliated Fund”, and collectively the “Affiliated Funds”) which, in turn, allocate capital to related party master funds (each a “Master Fund” and collectively the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of related party commodity trading advisors (each a “Trading Advisor” and collectively, the “Trading Advisors”).

The Manager invests the Fund’s assets in Affiliated Funds that are on the FRM platform. The Affiliated Funds invested in by the Fund are established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 3). As of March 31, 2017, there are six Affiliated Funds (see Note 3) held by the Fund. The Manager serves as CPO of the Affiliated Funds and Master Funds.

Unless the context requires otherwise, references to the Fund in these financial statements notes, also refer to the Affiliated Funds and the Master Funds in which the Affiliated Funds invest. Reference to the investment process, strategies, objectives or activities of the Fund and the Affiliated Funds refer to the investment activities of the Master Funds through which the Affiliated Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority. Interests are not deposits or other obligations of, and are not guaranteed by any bank. Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these unaudited interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial condition of the Fund as of March 31, 2017 and December 31, 2016 and the results of its operations for the three month periods ended March 31, 2017 and 2016. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

2.                          SIGNIFICANT ACCOUNTING POLICIES

The Fund prepares its financial statements in conformity with U.S. GAAP. These financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services - Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Fund does not hold any cash equivalents. Cash is held at a nationally recognized financial institution.

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

The Fund follows the ASC guidance on accounting for uncertain tax positions.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value (“NAV”) of the Fund, including reducing the NAV of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund or the Affiliated Funds. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The Manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2014.

Distributions

Each investor is entitled to receive, equally per unit, any distributions which may be made by the Fund. No such distributions have been declared for the periods ended March 31, 2017 and 2016.

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

Each member shares in the profits and losses of the Fund in proportion to the number of Units held by each member. However, no member is liable for obligations of the Fund in excess of its capital subscription and net profits or losses, if any. Except as noted above in respect to sales commissions and in Notes 6 below in respect of fees, the classes of units are identical.

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

3.                          INVESTMENTS IN AFFILIATED FUNDS

As of March 31, 2017, the Fund held investments in the following six Affiliated Funds, and the respective Master Funds: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (iv) Century CAT MAC Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Affiliated Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Affiliated Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Affiliated Funds. In the process of rebalancing, the Fund’s allocation to any individual Affiliated Fund may range between 3% - 25% of the Fund’s NAV.

During the period, the Fund had no purchases and sales of $9,025,000 of investments in Affiliated Funds. The investment transactions were accounted for on trade date. The investments in the Affiliated Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Affiliated Funds which approximates fair value. The fair value was net of all fees relating to the Affiliated Funds, paid or accrued. Additionally, FRM monitored the performance of the Affiliated Funds. The fair value of the Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the Statements of Financial Condition.

The details of investments in Affiliated Funds at and for the period ended March 31, 2017 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 3/31/17	Redemptions Permitted
Blakeney	10.51%	$10,543,313	$254,418	$10,875,100	Weekly
Campbell	9.18%	9,210,126	(81,157)	11,164,418	Weekly
CCP Core Macro	11.20%	11,230,317	276,871	11,932,997	Weekly
Century CAT	11.89%	11,925,544	86,852	13,983,364	Weekly
Quantica MF	8.84%	8,861,055	766,261	8,307,664	Weekly
Silver	8.99%	9,018,231	(269,526)	10,657,504	Weekly

	60.61%	$60,788,586	$1,033,719	$66,921,047

The details of investments in Affiliated Funds at and for the year ended December 31, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/16	Redemptions Permitted
Blakeney	11.13%	$12,788,895	$(15,627)	$13,427,752	Weekly
Campbell	9.33%	10,721,283	(3,135,990)	13,028,816	Weekly
Carlisle*	—	—	713,644	—	Weekly
CCP Core Macro	10.12%	11,633,446	(425,212)	12,743,445	Weekly
Century CAT**	12.32%	14,163,692	(2,881,308)	16,787,646	Weekly
Quantica MF	8.64%	9,934,794	1,510,060	10,088,625	Weekly
Silver	8.30%	9,537,757	17,504	10,980,982	Weekly

	59.84%	$68,779,867	$(4,216,929)	$77,057,266

* Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

** Affiliated Fund purchased in March 2016.

The details of investments in Affiliated Funds at and for the period ended March 31, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 3/31/2016	Redemptions Permitted
Blakeney	13.19%	$20,891,586	$1,012,064	$20,239,881	Weekly
Campbell	14.65%	23,212,154	844,881	23,338,007	Weekly
Carlisle	5.47%	8,659,833	989,062	8,028,985	Weekly
CCP Core Macro	5.88%	9,304,765	751,107	9,666,267	Weekly
Century CAT*	10.47%	16,576,206	(73,794)	16,650,000	Weekly
Quantica MF	6.58%	10,421,699	1,276,965	11,912,482	Weekly
Silver	8.32%	13,172,089	1,306,836	14,134,162	Weekly

	64.56%	$102,238,332	$6,107,121	$103,969,784

* Affiliated Fund purchased in March 2016.

As of March 31, 2017, December 31, 2016 and March 31, 2016, there are no investments held by the Affiliated Funds and the Affiliated Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital.

The following is summarized financial information as required by Regulation S-X, for each of the Affiliated Funds:

	As of March 31, 2017
	Total Assets	Total Liabilities	Total Capital
Blakeney	$10,702,452	$149,477	$10,552,975
Campbell	9,358,506	140,721	9,217,785
CCP Core Macro	11,353,154	114,244	11,238,910
Century CAT	12,031,015	97,124	11,933,891
Quantica MF	9,008,090	139,233	8,868,857
Silver	9,165,418	140,305	9,025,113

Total	$61,618,635	$781,104	$60,837,531

	As of December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Blakeney	$12,939,371	$141,001	$12,798,370
Campbell	10,859,354	130,341	10,729,013
CCP Core Macro	11,744,051	98,433	11,645,618
Century CAT	14,247,902	75,923	14,171,979
Quantica MF	10,069,651	127,622	9,942,029
Silver	9,670,349	125,495	9,544,854

Total	$69,530,678	$698,815	$68,831,863

	For the three months ended March 31, 2017
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$311,240	$—	$(56,633)	$254,607
Campbell	(32,761)	—	(48,467)	(81,228)
CCP Core Macro	389,693	—	(112,610)	277,083
Century CAT#	138,220	—	(51,308)	86,912
Quantica MF	813,552	—	(46,722)	766,830
Silver	(222,015)	—	(47,720)	(269,735)

Total	$1,397,929	$—	$(363,460)	$1,034,469

	For the three months ended March 31, 2016
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$1,094,270	$—	$(81,766)	$1,012,504
Campbell	923,026	—	(77,771)	845,255
Carlisle	1,030,598	—	(40,260)	990,338
CCP Core Macro	843,887	—	(49,494)	794,393
Century CAT#	(68,350)	—	(5,489)	(73,839)
Quantica MF	1,345,820	—	(68,443)	1,277,377
Silver	1,363,029	—	(55,342)	1,307,687

Total	$6,532,280	$—	$(378,565)	$6,153,715

#Affiliated Fund added in March 2016.

4.                          FAIR VALUE OF INVESTMENTS

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

FASB ASC 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of March 31, 2017 and December 31, 2016, all of the investments were fair valued using the NAV as practical expedient of the Affiliated Funds.

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

As of March 31, 2017 and Decmber 31, 2016, the Affiliated Funds held by the Fund do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Affiliated Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

Credit risk is the possibility that a loss may occur from the failure of a counterparty to make payments according to the terms of a contract. The Fund’s exposure to credit risk is contingent upon the Affiliated Funds and the brokers and counterparties which the Affiliated Funds transact business with as well as amounts recorded as assets in the Statements of Financial Condition.

Cash held as deposits may exceed the amount of federal insurance provided on such deposits and are therefore subject to credit risk.

Concentration Risk

The Fund’s investments in the Affiliated Funds are subject to the market and credit risk of the Affiliated Funds. Because the majority of the Fund’s capital is invested in the Affiliated Funds, any changes in the market conditions that would adversely affect the Affiliated Funds could significantly impact the solvency of the Fund.

Currency Risk

The Fund’s investments in the Affiliated Funds are subject to currency risk to the extent that the fair value or future cash flow of a financial instrument held by any Affiliated Fund will fluctuate because of changes in foreign exchange rates.

Liquidity Risk

Liquidity risk is the risk that the Fund will encounter difficulty in meeting obligations associated with financial liabilities. Redemption requests for Units are the main liquidity risk for the Fund. The Units are redeemable as outlined in Note 2. The exposure to liquidity risk through redemption requests for Units is managed by specifically setting the redemption notice period to accommodate the expected liquidity of the Affiliated Funds as agreed by the Investment Manager.

Indemnifications

The Fund enters into administrative and other professional service contracts that contain a variety of indemnifications.  The Fund’s maximum exposure under these arrangements is not known; however, the Fund has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

6.                          RELATED PARTY TRANSACTIONS

The Manager receives monthly management fees (“Management Fees”) based on the aggregate NAV of the Class of Units. The respective Management Fee rates are: Class A Units 1.5% per annum; Class C Units 2.5% per annum, Class I Units 1.1% per annum, Class AA units 2.5% per annum; Class II units 1.35% per annum; Class MM units 0.60% per annum. Class D Units and Class M Units are not charged Management Fees.

7.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the periods ended March 31, 2017 and 2016 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

8.                          SUBSEQUENT EVENTS

For the period April 1, 2017 to May 12, 2017, the Fund has recorded subscriptions of approximately $41,000 and redemptions of approximately $3,407,380.

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no additional subsequent events that require adjustment to, or disclosure in, the financial statements.

Item 2:  Management’s Discussion and Analysis and Results of Operations

Unless the context requires otherwise, references in this Form 10-Q to the Fund also refer to the Affiliated Funds and the Master Funds in which the Affiliated Funds invest.  Reference to the investment process, strategies, objectives and activities of the Fund and the Affiliated Funds refer to the investment activities of the Master Funds through which the Affiliated Funds and Fund indirectly conduct their investment processes, strategies, objectives and activities.

NET ASSET VALUE PER UNIT

The NAV of the Fund is equivalent to its total assets less its total liabilities as of any valuation day.  Appreciation or depreciation in the NAV of the Fund is based upon appreciation or depreciation in the value of investments in Affiliated Funds that are held by the Fund, with appropriate adjustments for assets and liabilities of the Fund. The different Classes of Units will have a different NAV due to the different Management Fees charged to these Classes.  The NAV is calculated on the last calendar day of each month and/or last business day of each week as the Manager may determine in its sole discretion.

FRM believes that the NAV used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.

Liquidity and Capital Resources

The Fund and the Affiliated Funds through their related Master Funds borrow only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s and Affiliated Funds’ U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

An Affiliated Fund through its Master Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances. This typically permits the Affiliated Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

As a commodity pool, the Fund maintains a large percentage of its assets in cash directly and indirectly through the Affiliated Master Funds, which they must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Affiliated Funds have the ability to fund redemption proceeds from liquidating the Master Funds’ positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, FRM has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine, in its discretion which investments should be liquidated.

For the three months ended March 31, 2017 the Fund’s capital decreased 12.75% from $114,938,294 to $100,287,083.  This decrease was attributable to the net income from operations of $311,243, coupled with the redemption of 14,581,834 Units resulting in an outflow of $14,973,454.  The cash outflow was offset with cash inflow of $11,000 due to subscriptions of 12,108 Units. Future redemptions could impact the amount of funds available for investment in the Affiliated Funds in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statements Note 4, Fair Value of Investments.

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

Results of Operations

January 1, 2017 to March 31, 2017

January 1, 2017 to March 31, 2017

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the Affiliated Master Fund level and the allocation to each Master Fund as of March 31, 2017:

March 31, 2017

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions

Agricultural Commodities	$376,765	327.23%
Energy	(379,974)	(330.01)%
Interest Rates	85,172	73.97%
Metals	95,261	82.74%
Stock Indices	692,426	601.38%
Currencies - Future	(313,168)	(271.99)%
Currencies - Forward	(441,343)	(383.31)%

Total	$115,140	100%

The Fund experienced a net trading profit for the first quarter ended March 31, 2017 of $1,033,719.

Returns were varied with yields negative at start and end of the quarter, while mid-quarter was brighter. Positive returns were generated with gains from equity positions, and smaller gains from FX and fixed income offsetting losses from commodities.

References herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

The beginning of the quarter was positive for risk assets overall amid rising bond yields, a continued pickup in inflation expectations and resilient fundamental macro data. A notable driver was a retracement in the dollar, which sold off against most other currencies as the Federal Open Market Committee minutes and members of the incoming Administration highlighted concerns about the implications of a stronger dollar for the U.S. economy. Mid-quarter saw a continuation of risk seeking behavior across U.S., European and Asian markets. The U.S. Dollar rallied against the Euro as investors focused on yield differentials and the divergence in growth prospects.  Quarter-end provided a well signaled rate increase from the Federal Reserve (Fed) mid-March.  In addition, the U.S. Dollar weakened against most major currencies which led to a rally in emerging market debt, equities and FX.

Equities contributed positively through the quarter. Returns generated in North America and Asia ex Japan more than offset losses in Europe amid a fair amount of choppiness at the start of Q1. Equities were the main source of gains mid-quarter, with long positions across regions contributing, and positive performance at quarter-end came from long positions in Europe responsible for the majority of gains.

Performance for the quarter was mixed in FX.  Trading Advisors entered the quarter net long USD and exhibited losses as the  dollar sold off meaningfully against most other currencies. By mid-quarter Trading Advisors had reduced exposure and were modestly net long USD. Contributions came from long positions in CAD and AUD and shorts in Euro and GBP. Overall though, contributions were minor. FX was the biggest detractor at quarter-end with a net long USD position and shorts in CAD, GBP and EUR detracting from performance

In fixed income, losses were driven by a selloff in fixed income in Europe, a meaningful snap back in U.S. rates in the earlier part of the quarter and broad-based market choppiness. The sector was a smaller contributor mid-quarter as gains from long positions in Europe, were offset by losses in the back end of the U.S. However, the portfolio held a long bias to fixed income in the first half of March which then moved towards a short position in the latter half of the month before turning long again at the end of the month ultimately detracting from performance.

Commodities detracted throughout the quarter. Losses in energy, precious metals and grains more than offset gains in industrial metals at the start of the quarter, while long positions to sectors across the board detracted mid-quarter. Only positions in metals contributed positively. Short positions in energies saw the largest losses followed by long metals positions at quarter-end, despite short positions in softs contributing positively to performance.

In terms of positioning, the biggest area of risk is in FX with net long positions in ZAR, JPY and AUD and net short positions in EUR and GBP among the top risk-weighted positions in the portfolio. Equities is the second largest area of risk where Trading Advisors are net long in North America and Europe.  The portfolio is close to flat in both interest rates and commodities where the net long exposure in commodities at the beginning of March has gradually tapered off at quarter-end.

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the Affiliated Master Fund level and the allocation to each Affiliated Master Fund as of March 31, 2016:

March 31, 2016

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions
Agricultural Commodities	$163,906	12.53%
Currencies - Futures	(168,363)	(12.87)%
Currencies - Forwards	(90,761)	(6.94)%
Energy	31,676	2.42%
Interest Rates	1,030,491	78.80%
Metals	(56,054)	(4.29)%
Stock Indices	396,993	30.35%

Total	$1,307,888	100%

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

The equities sector was the only sector that detracted at the start of the quarter as a result of the market sell-off, and remained down until the end of the quarter. Longs in the U.S. and Japanese major equity indices all suffered from the price drop during the first two weeks of January, and long positions in S&P500 and DAX detracted in February.  In March, the Fund saw positive performance with gains led by longs in the U.S. equity market including S&P500, Nasdaq and Dow Jones.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Affiliated Funds are speculative commodity pools. The market sensitive instruments held by the Affiliated Funds are acquired for speculative trading purposes and all or substantially all of the Affiliated

Funds’ assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Affiliated Funds’ main line of business.

Market movements result in frequent changes in the fair market value of the Affiliated Funds’ open positions and, consequently, in their earnings and cash flows. The Affiliated Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Affiliated Funds’ open positions and the liquidity of the markets in which they trade.

The Affiliated Funds, under the direction of their respective Trading Advisors rapidly acquire and liquidate both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a possible future market scenario will affect performance and the Fund’s and the Affiliated Funds’ past performance is not necessarily indicative of future results.

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund the Affiliated Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s and the Affiliated Funds’ speculative trading and the recurrence in the markets traded by the Fund, and the Affiliated Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s and the Affiliated Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund’s and the Affiliated Funds’ losses in any market sector will be limited to VaR or by the Fund’s and the Affiliated Funds’ attempts to manage market risk.

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

The Fund’s risk exposure in the various market sectors traded by the Affiliated Funds is quantified below in terms of VaR. Due to the Affiliated Funds’ fair value accounting, any loss in the fair value of the Affiliated Funds’ open positions is directly reflected in the Affiliated Funds’ earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

VaR was calculated for each Affiliated Fund by first calculating VaR with respect to each Master Fund and adjusting based on the Affiliated Fund’s pro-rata ownership of the Master Fund.  VaR of the Master Funds is based on a one day 99% Monte Carlo model VaR utilizing 1,000 simulations.  The sector breakdown of VaR for each Master Fund is based on an incremental VaR calculated for each position that is aggregated across each of the sectors presented below.

There are various ways of calculating VaR, and each methodology will not yield the same result.  Differences between VaR methodologies could be material as the underlying assumptions will vary.

The Affiliated Funds’ Trading Value at Risk in Different Market Sectors

The following information with respect to VaR is set forth in respect of the Affiliated Funds separately, rather than for the Fund.

The following tables indicate the average, highest, and lowest trading VaR associated with the Affiliated Funds’ open positions by market category for the three month periods ended March 31, 2017 and March 31, 2016. (For initial Affiliated Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney (1)

	March 31, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$6,223	0.05%	$11,667	$3,354
Energy	965	0.01%	1,755	90
Interest Rates	42,112	0.34%	66,604	29,468
Metals	22,072	0.18%	39,142	11,765
Stock lndices	166,407	1.35%	206,630	134,286
Currencies	81,990	0.67%	118,516	57,732

TOTAL	$319,769	2.60%	$444,314	$236,695

(1)  Average capitalization of Blakeney is $12,290,187.

Campbell (2)

	March 31, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$15,045	0.15%	$31,737	$2,351
Energy	8,846	0.09%	11,589	5,255
Interest Rates	21,551	0.21%	23,151	20,325
Metals	51,991	0.51%	75,736	21,755
Stock lndices	193,422	1.89%	243,353	154,793
Currencies	75,816	0.74%	115,623	44,172

TOTAL	$366,671	3.59%	$501,189	$248,651

(2)  Average capitalization of Campbell is $10,226,610.

Century CAT (3)

	March 31, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$3,651	0.03%	$7,700	$123
Energy	2,345	0.02%	6,024	333
Interest Rates	58,992	0.44%	68,699	48,688
Metals	4,190	0.03%	9,321	740
Stock lndices	182,518	1.36%	245,707	149,000
Currencies	131,861	0.98%	175,364	99,268

TOTAL	$383,557	2.86%	$512,815	$298,152

(3)  Average capitalization of Century CAT is $13,412,891.

CCP Core Macro (4)

	March 31, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$2,504	0.02%	$6,051	$333
Energy	4,940	0.04%	7,971	1,010
Interest Rates	45,675	0.41%	63,644	12,625
Metals	34,766	0.31%	40,992	30,327
Stock lndices	121,620	1.09%	164,941	86,553
Currencies	7,735	0.07%	10,487	5,145

TOTAL	$217,240	1.94%	$294,086	$135,993

(4)  Average capitalization of CCP Core Macro is $11,190,306.

Quantica MF (5)

	March 31, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$4,419	0.05%	$8,336	$252
Energy	3,413	0.04%	6,427	1,691
Interest Rates	23,619	0.24%	28,857	15,146
Metals	5,981	0.06%	7,262	3,678
Stock lndices	201,940	2.09%	213,884	182,067
Currencies	70,920	0.73%	92,093	50,098

TOTAL	$310,292	3.21%	$356,859	$252,932

(5)  Average capitalization of Quantica MF is $9,657,465.

Silver (6)

	March 31, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$10,036	0.10%	$12,482	$5,818
Energy	7,059	0.07%	15,657	478
Interest Rates	10,138	0.11%	13,809	5,995
Metals	27,437	0.29%	42,797	8,866
Stock lndices	193,607	2.01%	216,021	180,604
Currencies	97,171	1.01%	127,579	61,594

TOTAL	$345,448	3.59%	$428,345	$263,355

(6)  Average capitalization of Silver is $9,611,796.

Blakeney (1)

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$20,116	0.10%	$22,374	$15,805
Energy	122,202	0.58%	174,690	46,603
Interest Rates	298,353	1.42%	313,618	269,318
Metals	17,151	0.08%	21,693	13,585
Stock Indices	62,532	0.30%	93,341	14,184
Currencies	102,716	0.49%	189,929	56,682

TOTAL	$623,070	2.97%	$815,645	$416,177

(1)  Average capitalization of Blakeney is $21,011,911.

Campbell (2)

	March 31, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$62,698	0.29%	$115,750	$32,018
Energy	136,308	0.62%	188,541	45,269
Interest Rates	261,686	1.20%	347,156	212,899
Metals	22,571	0.10%	33,607	9,115
Stock Indices	46,289	0.21%	61,473	36,105
Currencies	160,225	0.73%	263,978	27,740

TOTAL	$689,777	3.15%	$1,010,505	$363,146

(2)  Average capitalization of Campbell is $21,880,112.

Carlisle (3)

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

(3)  Average capitalization of Carlisle is $8,287,498.

Century CAT (4)*

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$737	0.00%	$737	$737
Energy	20,013	0.12%	20,013	20,013
Interest Rates	125,388	0.75%	125,388	125,388
Metals	4,860	0.03%	4,860	4,860
Stock Indices	13,841	0.08%	13,841	13,841
Currencies	114,891	0.69%	114,891	114,891
Other	9	0.00%	9	9

TOTAL	$279,739	1.67%	$279,739	$279,739

(4)  Average capitalization of Century CAT is $16,676,590.

*  Century CAT added in March 2016.

CCP Core Macro (5)

	March 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$4,970	0.05%	$6,309	$3,812
Energy	89,458	0.92%	131,014	50,415
Interest Rates	121,175	1.25%	158,560	95,211
Metals	3,229	0.03%	6,418	112
Stock Indices	13,192	0.14%	32,523	508
Currencies	29,551	0.30%	59,914	9,031

TOTAL	$261,575	2.69%	$394,738	$159,089

(5) Average capitalization of CCP Core Macro is $9,695,513.

Quantica MF(6)

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

Silver (7)

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

(7)  Average capitalization of Silver is $12,829,404.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund and the Affiliated Funds are typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund and the Affiliated Funds.  The magnitude of the Fund’s and the Affiliated Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund and the Affiliated Funds to incur severe losses over a short period of time.  The foregoing VaR table — as well as the past performance of the Fund and the Affiliated Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Affiliated Funds have non-trading market risk on foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are generally immaterial.

These Affiliated Funds also have non-trading market risk on their assets which are held in cash at the clearing broker. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures through the Affiliated Funds after the change in structure — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of

the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by FRM and the Trading Advisors of the Affiliated Funds for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the risk controls for the Fund and for the trading conducted through Affiliated Funds to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Each Affiliated Fund (inclusive of its related Master Fund) and its Trading Advisor are monitored by FRM’s investment team.  This coverage is intended to ensure that each Affiliated Fund and its Trading Advisor are monitored by individuals who have an in-depth understanding of the Affiliated Fund and its Trading Advisor, as well as knowledge of the market environment affecting that particular strategy.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                               Legal Proceedings

None.

Item 1A.                      Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section

4(2) of the Securities Act and Rule 506 thereunder.  The selling agents of the Units are Man Investment Inc. (“MII”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S).

For the three month quarter ended March 31, 2017

CLASS AA

	Amount	Units
3/27/2017	$11,000	12,107.87

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

None.

Item 6.          Exhibits

31.01 and

31.02              Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:     Are filed herewith.

32.01 and

32.02              Section 1350 Certifications

Exhibit 32.01

and 32.02      Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: May 12, 2017	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer