Form 10-Q
period 2017-06-30
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2017-08-11
CIK 1393359

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 30, 2017, 88,990,029 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR June 30, 2017 ON FORM 10-Q

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2017 (unaudited)	December 31, 2016
ASSETS:

Cash	$36,929,689	$48,971,063
Investment in Affiliated Funds (Cost: $59,009,151 and $77,057,266 at June 30, 2017 and December 31, 2016, respectively)	49,360,298	68,779,867
Receivable from Affiliated Funds	200,000	100,000

TOTAL ASSETS	$86,489,987	$117,850,930

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	442,538	606,974
Redemptions payable	638,655	1,846,095
Professional fees payable	180,842	194,639
Administrative fee payable	35,105	46,954
Other liabilities	161,514	217,974

Total liabilities	1,458,654	2,912,636

MEMBERS’ CAPITAL:
Members’ Capital (88,990,029 Units and 113,650,916 Units outstanding at June 30, 2017 and December 31, 2016, respectively; unlimited Units authorized)	85,031,333	114,938,294
Total Members’ Capital	85,031,333	114,938,294

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$86,489,987	$117,850,930

NET ASSET VALUE PER UNIT:

Class A	$0.9817	$1.0385
Class C	$0.9266	$0.9851
Class D	$1.2783	$1.3421
Class I	$1.0673	$1.1267
Class M	$0.9443	$0.9915
Class AA	$0.8589	$0.9133
Class II	$0.8876	$0.9382
Class MM	$0.8647	$0.9106

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2017	For the three months ended June 30, 2016	For the six months ended June 30, 2017	For the six months ended June 30, 2016
TRADING PROFIT (LOSS), NET:
Realized from Affiliated Funds, net	$(1,241,896)	$(1,719,683)	$(2,353,115)	$(5,310,690)
Change in unrealized from Affiliated Funds, net	(3,516,392)	2,384,670	(1,371,454)	12,082,798

Total trading profit (loss), net	(4,758,288)	664,987	(3,724,569)	6,772,108

EXPENSES:
Management fee	442,538	740,087	962,315	1,552,633
Professional fees	72,606	104,848	153,100	245,603
Administrative fee	51,469	79,185	110,215	163,830
Other expenses	62,609	113,428	126,068	285,943
Total expenses	629,222	1,037,548	1,351,698	2,248,009

NET INVESTMENT INCOME (LOSS)	(629,222)	(1,037,548)	(1,351,698)	(2,248,009)

NET INCOME (LOSS)	$(5,387,510)	$(372,561)	$(5,076,267)	$4,524,099

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	14,653,980	21,122,346	15,200,463	21,841,315
Class C	51,770,899	88,051,204	56,341,483	91,373,549
Class D	2,073,311	2,654,767	2,443,421	2,802,698
Class I	10,813,728	13,159,956	11,261,446	13,306,432
Class M	4,032,582	6,984,923	4,376,889	7,080,557
Class AA	951,796	3,083,658	3,079,848	2,583,260
Class II	10,257,475	2,201,275	8,223,742	2,095,593
Class MM	28,831	43,497	28,831	40,881	*

Net income (loss) per weighted average Unit
Class A	$(0.0545)	$(0.0019)	$(0.0490)	$0.0348
Class C	$(0.0565)	$(0.0052)	$(0.0504)	$0.0284
Class D	$(0.0732)	$0.0160	$(0.0460)	$0.0673
Class I	$(0.0639)	$0.0011	$(0.0559)	$0.0409
Class M	$(0.0550)	$0.0038	$(0.0429)	$0.0433
Class AA	$(0.0527)	$0.0138	$0.0013	$0.0323
Class II	$(0.0532)	$0.0005	$(0.0699)	$0.0231
Class MM	$(0.0509)	$0.0024	$(0.0460)	$(0.0091	)*

*Units issued on January 25, 2016.  Amounts presented reflect the period from January 25, 2016 through June 30, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units June 30, 2016	Members’ Units December 31, 2016	Subscriptions#	Redemptions#	Members’ Units June 30, 2017
Class A	22,965,118	—	(2,509,951)	20,455,167	16,241,456	—	(3,164,018)	13,077,438
Class C	97,914,221	—	(13,914,714)	83,999,507	65,856,570	—	(17,653,179)	48,203,391
Class D	2,949,004	893,199	(875,694)	2,966,509	2,966,509	—	(893,198)	2,073,311
Class I	13,589,522	—	(505,489)	13,084,033	12,172,207	—	(1,434,446)	10,737,761
Class M	7,623,525	—	(669,312)	6,954,213	4,766,784	—	(894,331)	3,872,453
Class AA	1,187,288	3,184,273	(17,249)	4,354,312	6,086,052	57,527	(5,244,127)	899,452
Class II	1,584,229	617,046	—	2,201,275	5,532,507	4,912,626	(347,741)	10,097,392
Class MM	—	43,497	—	43,497	28,831	—	—	28,831

Total Members’ Units	147,812,907	4,738,015	(18,492,409)	134,058,513	113,650,916	4,970,153	(29,631,040)	88,990,029

# Includes transfer of 5,058,851 units out of Class AA for 4,912,626 units of Class II, on March 20, 2017.

Amounts have been rounded to the nearest whole unit.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2017

(unaudited) (in Dollars)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2016	Members’ Capital December 31, 2016	Subscriptions#	Redemptions#	Net Income (Loss)	Members’ Capital June 30, 2017
Class A	$25,487,679	$—	$(2,833,952)	$759,987	$23,413,714	$16,866,886	$—	$(3,285,416)	$(742,853)	$12,838,617
Class C	104,115,262	—	(15,046,687)	2,593,402	91,661,977	64,874,067	—	(17,374,486)	(2,833,315)	44,666,266
Class D	4,166,825	1,237,616	(1,237,617)	188,578	4,355,402	3,981,497	—	(1,219,037)	(112,226)	2,650,234
Class I	16,298,259	—	(626,344)	544,238	16,216,153	13,714,872	—	(1,626,834)	(628,096)	11,459,942
Class M	7,957,252	—	(721,406)	306,384	7,542,230	4,726,041	—	(881,745)	(187,706)	3,656,590
Class AA	1,170,463	3,168,842	(17,536)	83,381	4,405,150	5,558,184	52,000	(4,842,243)	4,634	772,575
Class II	1,585,992	640,000	—	48,501	2,274,493	5,190,493	4,673,872	(326,805)	(575,381)	8,962,179
Class MM	—	43,831	—	(372)	43,459	26,254	—	—	(1,324)	24,930

Total Members’ Capital	$160,781,732	$5,090,289	$(20,483,542)	$4,524,099	$149,912,578	$114,938,294	$4,725,872	$(29,556,566)	$(5,076,267)	$85,031,333

# Includes transfers in to Class II, from Class AA, of $4,673,872 on March 20, 2017.

Amounts have been rounded to the nearest dollar.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM

Per Unit Operating Performance

Net asset value, beginning of period	$1.0419	$0.9858	$1.3515	$1.1315	$0.9983	$0.9138	$0.9416	$0.9156

Net realized and net change in unrealized trading profit (loss)	(0.0543)	(0.0512)	(0.0706)	(0.0589)	(0.0521)	(0.0475)	(0.0490)	(0.0478)
Net investment loss (b)	(0.0059)	(0.0080)	(0.0026)	(0.0053)	(0.0019)	(0.0074)	(0.0050)	(0.0031)

Net asset value, end of period	$0.9817	$0.9266	$1.2783	$1.0673	$0.9443	$0.8589	$0.8876	$0.8647

Total Return: (a)(c)

Total return	(5.78)%	(6.01)%	(5.42)%	(5.67)%	(5.41)%	(6.01)%	(5.73)%	(5.56)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.57%	0.82%	0.20%	0.47%	0.20%	0.82%	0.53%	0.35%

Net investment income (loss)	(0.57)%	(0.82)%	(0.20)%	(0.47)%	(0.20)%	(0.82)%	(0.53)%	(0.35)%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM

Per Unit Operating Performance

Net asset value, beginning of period	$1.0385	$0.9851	$1.3421	$1.1267	$0.9915	$0.9133	$0.9382	$0.9106

Net realized and net change in unrealized trading profit (loss)	(0.0451)	(0.0426)	(0.0587)	(0.0489)	(0.0434)	(0.0396)	(0.0407)	(0.0397)
Net investment loss (b)	(0.0117)	(0.0159)	(0.0051)	(0.0105)	(0.0038)	(0.0148)	(0.0099)	(0.0062)

Net asset value, end of period	$0.9817	$0.9266	$1.2783	$1.0673	$0.9443	$0.8589	$0.8876	$0.8647

Total Return: (a)(c)

Total return	(5.47)%	(5.94)%	(4.75)%	(5.27)%	(4.76)%	(5.96)%	(5.39)%	(5.04)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	1.12%	1.62%	0.38%	0.93%	0.38%	1.62%	1.05%	0.68%

Net investment income (loss)	(1.12)%	(1.62)%	(0.38)%	(0.93)%	(0.38)%	(1.62)%	(1.05)%	(0.68)%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1445	$1.0938	$1.4625	$1.2380	$1.0804	$1.0141	$1.0327	$0.9968

Net realized and net change in unrealized trading profit (loss)	0.0065	0.0063	0.0085	0.0073	0.0064	0.0058	0.0061	0.0058
Net investment loss (b)	(0.0064)	(0.0089)	(0.0028)	(0.0059)	(0.0022)	(0.0082)	(0.0055)	(0.0035)

Net asset value, end of period	$1.1446	$1.0912	$1.4682	$1.2394	$1.0846	$1.0117	$1.0333	$0.9991

Total Return: (a)(c)

Total return	0.01%	(0.24)%	0.39%	0.11%	0.39%	(0.24)%	0.06%	0.23%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.57%	0.82%	0.20%	0.47%	0.20%	0.82%	0.53%	0.35%

Net investment income (loss)	(0.57)%	(0.82)%	(0.20)%	(0.47)%	(0.20)%	(0.82)%	(0.53)%	(0.35)%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1098	$1.0633	$1.4130	$1.1993	$1.0438	$0.9858	$1.0011	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0483	0.0463	0.0616	0.0522	0.0455	0.0428	0.0436	0.0057
Net investment loss (b)	(0.0135)	(0.0184)	(0.0064)	(0.0121)	(0.0047)	(0.0169)	(0.0114)	(0.0066)

Net asset value, end of period	$1.1446	$1.0912	$1.4682	$1.2394	$1.0846	$1.0117	$1.0333	$0.9991

Total Return: (a)(c)

Total return	3.14%	2.62%	3.91%	3.34%	3.91%	2.63%	3.22%	(0.09)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	1.19%	1.69%	0.44%	0.99%	0.44%	1.69%	1.11%	0.66%

Net investment income (loss)	(1.19)%	(1.69)%	(0.44)%	(0.99)%	(0.44)%	(1.69)%	(1.11)%	(0.66)%

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

The Manager invests the Fund’s assets in Affiliated Funds that are on the FRM platform. The Affiliated Funds invested in by the Fund are established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 3). As of June 30, 2017, there are six Affiliated Funds (see Note 3) held by the Fund. The Manager serves as CPO of the Affiliated Funds and Master Funds.

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

In the opinion of management, these unaudited interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial condition of the Fund as of June 30, 2017 and December 31, 2016 and the results of its operations for the three and six month periods ended June 30, 2017 and 2016. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Fund does not hold any cash equivalents. Cash is held at a nationally recognized financial institution.

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

Distributions

Each investor is entitled to receive, equally per unit, any distributions which may be made by the Fund. No such distributions have been declared for the periods ended June 30, 2017 and 2016.

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

3.                          INVESTMENTS IN AFFILIATED FUNDS

As of June 30, 2017, the Fund held investments in the following six Affiliated Funds, and the respective Master Funds: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (iv) Century CAT MAC Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Affiliated Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Affiliated Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Affiliated Funds. In the process of rebalancing, the Fund’s allocation to any individual Affiliated Fund may range between 3% - 25% of the Fund’s NAV.

During the period, the Fund had purchases of $250,000 and sales of $15,945,000 of investments in Affiliated Funds. The investment transactions were accounted for on trade date. The investments in the Affiliated Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Affiliated Funds which approximates fair value. The fair value was net of all fees relating to the Affiliated Funds, paid or accrued. Additionally, FRM monitored the performance of the Affiliated Funds. The fair value of the Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the Statements of Financial Condition.

The details of investments in Affiliated Funds at and for the period ended June 30, 2017 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 6/30/17	Redemptions Permitted
Blakeney	10.53%	$8,952,173	$(356,722)	$9,847,824	Weekly
Campbell	7.94%	6,748,500	(632,783)	8,779,171	Weekly
CCP Core Macro	12.33%	10,487,738	134,292	11,248,412	Weekly
Century CAT	10.47%	8,902,407	(991,285)	11,590,470	Weekly
Quantica MF	9.46%	8,044,394	474,600	7,922,812	Weekly
Silver	7.32%	6,225,086	(2,352,671)	9,620,462	Weekly

	58.05%	$49,360,298	$(3,724,569)	$59,009,151

The details of investments in Affiliated Funds at and for the year ended December 31, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/16	Redemptions Permitted
Blakeney	11.13%	$12,788,895	$(15,627)	$13,427,752	Weekly
Campbell	9.33%	10,721,283	(3,135,990)	13,028,816	Weekly
Carlisle*	—	—	713,644	—	Weekly
CCP Core Macro	10.12%	11,633,446	(425,212)	12,743,445	Weekly
Century CAT**	12.32%	14,163,692	(2,881,308)	16,787,646	Weekly
Quantica MF	8.64%	9,934,794	1,510,060	10,088,625	Weekly
Silver	8.30%	9,537,757	17,504	10,980,982	Weekly

	59.84%	$68,779,867	$(4,216,929)	$77,057,266

* Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

** Affiliated Fund purchased in March 2016.

The details of investments in Affiliated Funds at and for the period ended June 30, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 6/30/2016	Redemptions Permitted
Blakeney	13.61%	$20,408,890	$1,554,368	$19,254,769	Weekly
Campbell	11.47%	17,198,379	(1,118,894)	18,451,131	Weekly
Carlisle*	—	—	656,058	—	Weekly
CCP Core Macro	8.00%	11,985,486	751,828	12,304,417	Weekly
Century CAT**	11.71%	17,559,097	(903)	17,501,653	Weekly
Quantica MF	6.87%	10,300,671	2,515,937	9,872,206	Weekly
Silver	9.13%	13,678,967	2,413,714	13,094,096	Weekly

	60.79%	$91,131,490	$6,772,108	$90,478,272

* Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

** Affiliated Fund purchased in March 2016.

As of June 30, 2017, December 31, 2016 and June 30, 2016, there are no investments held by the Affiliated Funds and the Affiliated Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital.

The following is summarized financial information as required by Regulation S-X, for each of the Affiliated Funds:

	As of June 30, 2017
	Total Assets	Total Liabilities	Total Capital
Blakeney	$9,103,951	$142,723	$8,961,228
Campbell	6,890,158	134,589	6,755,569
CCP Core Macro	10,625,538	129,332	10,496,206
Century CAT	8,995,426	85,534	8,909,892
Quantica MF	8,189,405	137,526	8,051,879
Silver	6,366,337	136,046	6,230,291
Total	$50,170,815	$765,750	$49,405,065

	As of December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Blakeney	$12,939,371	$141,001	$12,798,370
Campbell	10,859,354	130,341	10,729,013
CCP Core Macro	11,744,051	98,433	11,645,618
Century CAT	14,247,902	75,923	14,171,979
Quantica MF	10,069,651	127,622	9,942,029
Silver	9,670,349	125,495	9,544,854
Total	$69,530,678	$698,815	$68,831,863

	For the six months ended June 30, 2017
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$(249,752)	$—	$(107,389)	$(357,141)
Campbell	(541,730)	—	(91,714)	(633,444)
CCP Core Macro	363,854	—	(377,229)	(13,375)
Century CAT	(896,713)	—	(95,372)	(992,085)
Quantica MF	567,502	—	(92,649)	474,853
Silver	(2,262,465)	—	(92,094)	(2,354,559)
Total	$(3,019,304)	$—	$(856,447)	$(3,875,751)

	For the six months ended June 30, 2016
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$1,714,129	$—	$(159,059)	$1,555,070
Campbell	(967,304)	—	(151,961)	(1,119,265)
Carlisle#	776,008	—	(115,101)	660,907
CCP Core Macro	1,043,335	—	(283,563)	759,772
Century CAT##	65,086	—	(65,825)	(739)
Quantica MF	2,632,932	—	(115,646)	2,517,286
Silver	2,525,599	—	(110,325)	2,415,274

Total	$7,789,785	$—	$(1,001,480)	$6,788,305

# Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

## Affiliated Fund purchased in March 2016.

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

FASB ASC 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of June 30, 2017 and December 31, 2016, all of the investments were fair valued using the NAV as practical expedient of the Affiliated Funds.

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

As of June 30, 2017 and December 31, 2016, the Affiliated Funds held by the Fund do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Affiliated Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

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

7.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the periods ended June 30, 2017 and 2016 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

8.                          SUBSEQUENT EVENTS

For the period July 1, 2017 to August 11, 2017, the Fund has recorded redemptions of approximately $5,656,917.

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

For the six months ended June 30, 2017 the Fund’s capital decreased 26.02% from $114,938,294 to $85,031,333.  This decrease was attributable to the net loss from operations of $5,076,267, coupled with the redemption of 24,572,189 Units resulting in an outflow of $24,882,694.  The cash outflow was offset with cash inflow of $52,000 due to subscriptions of 57,527 Units. Future redemptions could impact the amount of funds available for investment in the Affiliated Funds in subsequent months.

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

January 1, 2017 to June 30, 2017

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

April 1, 2017 to June 30, 2017

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the Affiliated Master Fund level and the allocation to each Master Fund as of June 30, 2017:

June 30, 2017

		Percent of
	Net Unrealized	Net Unrealized
Commodity Industry	Profit (Loss)	Profit (Loss)
Sector	on Open Positions	on Open Positions
Agricultural Commodities	$(211,360)	5.67%
Energy	(521,898)	14.00%
Interest Rates	(1,523,360)	40.87%
Metals	105,921	(2.84)%
Stock Indices	(1,445,907)	38.79%
Currencies - Future	(44,022)	1.18%
Currencies - Forward	(86,763)	2.33%

Total	$(3,727,389)	100%

The Fund experienced a net trading loss for the second quarter ended June 30, 2017 of $4,758,288.

References herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

Fixed Income and Commodities were common contributors to the Fund’s negative performance throughout the quarter.

Europe dominated the headlines at the start of the quarter.  The Euro rebounded and European equity and debt markets rallied on the performance of Emanuel Macron, in the first round of the French elections, and the Sterling recovered after the call for the snap election by UK’s Prime Minister, Theresa May.  However, attention shifted mid-quarter and proved to be a noteworthy month for western bond markets through quarter-end as markets remained focused on clues from central banks.  Hawkish rhetoric from global central banks only compounded a volatile end to June driving bond yields higher while headline equity indices fell.

Equities performed positively at the start of the quarter, with contributions driven largely by long European and US positions, while the UK was a detractor. Mid-quarter, it was long exposure to US, UK and Hong Kong equities that drove the gains in the sector. Despite mixed performance in Equities at quarter-end, the asset class ended down overall.

Fixed Income was negative in April, generating losses at the same time as equities rallied, but performed positively in May. Long Canadian, UK and European bonds were among the biggest contributors to the strategy. However, long positions were among the greatest detractors in June, with exposure in Europe, UK, Canada and Australia responsible for the bulk of losses in the asset class.

FX began the quarter as the worst performer remained a detractor through quarter-end. Net long USD position hurt the portfolio in May as the US dollar weakened against both developed and emerging market currencies.  By quarter end, the portfolio began building a net short USD position.

Commodities were once again a detractor from the portfolio in April.  Energies were responsible for the bulk of the losses in May as managers continued to be whipsawed by the choppy price moves in the sector, making commodities the worst performer that month. Most of the gains made in commodities during June were reversed in the last week. Energies were able to hold on to some of their gains, however, and managed to post positive returns.

In terms of risk, there has been an increase in portfolio risk to the upper range of what we have been noting this year.  Risk in the portfolio is highest in FX, with long EURUSD, short CADUSD, short JPYUSD and long GBPUSD among the top positions in terms of risk allocation.  Equities are the second biggest portion of risk, although long exposure has come down during the month in North America and Europe.  Commodity risk is overall net short with movements within the asset class in terms of positioning — short positions in Energies and Agricultural grains are being reduced while short positions in Precious Metals are being added to. Fixed Income risk is the smallest portion of portfolio risk with net receiver positions slowly being pared back.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Affiliated Funds’ open positions by market category for the six month periods ended June 30, 2017 and June 30, 2016. (For initial Affiliated Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney(1)

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$10,312	0.09%	$32,960	$750
Energy	5,644	0.05%	25,657	90
Interest Rates	28,300	0.26%	66,604	5,974
Metals	13,730	0.12%	39,142	1,503
Stock Indices	131,719	1.19%	206,630	84,812
Currencies	54,293	0.49%	118,516	13,318

TOTAL	$243,998	2.20%	$489,510	$106,446

(1) Average capitalization of Blakeney is $11,084,088.

Campbell (2)

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$43,216	0.47%	$114,380	$2,351
Energy	23,890	0.26%	79,672	5,255
Interest Rates	33,541	0.37%	98,397	160
Metals	29,292	0.32%	75,736	5,127
Stock Indices	130,112	1.42%	243,353	26,196
Currencies	60,533	0.66%	115,623	5,520

TOTAL	$320,584	3.51%	$727,161	$44,609

(2) Average capitalization of Campbell is $9,137,880.

Century CAT (3)

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$2,259	0.02%	$7,700	$123
Energy	13,302	0.11%	49,503	333
Interest Rates	55,111	0.45%	91,353	25,546
Metals	3,010	0.02%	9,321	233
Stock Indices	161,198	1.32%	245,707	117,479
Currencies	97,184	0.80%	175,364	48,238

TOTAL	$332,064	2.73%	$578,948	$191,952

(3) Average capitalization of Century CAT is $12,173,261.

CCP Core Macro (4)

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$7,278	0.06%	$17,577	$333
Energy	6,826	0.06%	24,111	542
Interest Rates	62,693	0.56%	171,166	12,625
Metals	21,787	0.19%	40,992	5,725
Stock Indices	147,916	1.31%	241,109	82,797
Currencies	17,419	0.15%	40,964	2,428

TOTAL	$263,919	2.34%	$535,919	$104,450

(4) Average capitalization of CCP Core Macro is $11,270,434.

Quantica MF (5)

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$7,702	0.08%	$23,461	$252
Energy	9,828	0.10%	26,422	1,691
Interest Rates	36,469	0.39%	87,023	15,146
Metals	5,023	0.05%	7,262	289
Stock Indices	212,879	2.26%	242,685	182,067
Currencies	42,654	0.45%	92,093	240

TOTAL	$314,555	3.34%	$478,946	$199,685

(5) Average capitalization of Quantica MF is $9,406,528.

Silver (6)

	June 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$22,574	0.25%	$74,673	$5,818
Energy	22,578	0.25%	98,934	478
Interest Rates	27,884	0.31%	86,129	5,995
Metals	15,986	0.18%	42,797	2,163
Stock Indices	183,875	2.06%	216,021	160,375
Currencies	66,990	0.75%	127,579	24,098

TOTAL	$339,887	3.81%	$646,133	$198,927

(6) Average capitalization of Silver is $8,929,358.

Blakeney(1)

	June 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$15,044	0.07%	$22,374	$18
Energy	72,213	0.36%	174,690	15,045
Interest Rates	292,735	1.45%	528,998	145,334
Metals	32,300	0.16%	87,266	13,585
Stock Indices	49,124	0.24%	93,341	2,307
Currencies	128,200	0.63%	322,947	55,215

TOTAL	$589,616	2.91%	$1,229,616	$231,504

(1) Average capitalization of Blakeney is $20,203,083.

Campbell (2)

	June 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$54,904	0.26%	$115,750	$32,018
Energy	86,886	0.41%	188,541	3,083
Interest Rates	255,127	1.20%	347,156	144,328
Metals	35,837	0.17%	94,474	1,835
Stock Indices	112,611	0.53%	274,580	36,105
Currencies	120,951	0.57%	263,978	27,740

TOTAL	$666,316	3.14%	$1,284,479	$245,109

(2) Average capitalization of Campbell is $21,249,344.

Carlisle (3) *

	June 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agents of the Units is Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S

For the three month quarter ended June 30, 2017

CLASS AA

	Amount	Units
4/17/2017	$41,000	45,419.298

There was no activity for all other classes.

For the three month quarter ended June 30, 2016

CLASS AA

	Subscriptions
	Amount	Units
4/11/2016	$196,000	192,780.565
4/18/2016	$16,000	15,838.448
5/9/2016	$70,000	71,210.580
5/16/2016	$40,000	40,966.817
5/31/2016	$137,000	142,485.699
6/6/2016	$332,000	342,197.485
6/13/2016	$324,000	329,301.758
6/20/2016	$615,000	622,784.810

There was no activity for all other classes.

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

None.

Item 6.                               Exhibits

31.01 and

31.02                                           Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:               Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                   Are filed herewith.

Exhibit 101           Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month period ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: August 11, 2017	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: August 11, 2017	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer