Form 10-Q
period 2017-09-30
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2017-11-09
CIK 1393359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of September 30, 2017, 78,727,014 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR September 30, 2017 ON FORM 10-Q

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2017 (unaudited)	December 31, 2016
ASSETS:

Cash	$30,117,712	$48,971,063
Investment in Affiliated Funds (Cost: $51,383,318 and $77,057,266 at September 30, 2017 and December 31, 2016, respectively)	46,043,329	68,779,867
Receivable from Affiliated Funds	1,295,154	100,000

TOTAL ASSETS	$77,456,195	$117,850,930

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	375,697	606,974
Redemptions payable	486,938	1,846,095
Professional fees payable	194,074	194,639
Administrative fee payable	30,909	46,954
Other liabilities	95,170	217,974

Total liabilities	1,182,788	2,912,636

MEMBERS’ CAPITAL:
Members’ Capital (78,727,014 Units and 113,650,916 Units outstanding at September 30, 2017 and December 31, 2016, respectively; unlimited Units authorized)	76,273,407	114,938,294
Total Members’ Capital	76,273,407	114,938,294

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$77,456,195	$117,850,930

NET ASSET VALUE PER UNIT:

Class A	$0.9945	$1.0385
Class C	$0.9363	$0.9851
Class D	$1.2998	$1.3421
Class I	$1.0822	$1.1267
Class M	$0.9601	$0.9915
Class AA	$0.8679	$0.9133
Class II	$0.8994	$0.9382
Class MM	$0.8779	$0.9106

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016	For the nine months ended September 30, 2017	For the nine months ended September 30, 2016
TRADING PROFIT (LOSS), NET:
Realized from Affiliated Funds, net	$(2,683,074)	$(549,793)	$(5,036,189)	$(5,860,482)
Change in unrealized from Affiliated Funds, net	4,308,864	(3,618,364)	2,937,410	8,464,432

Total trading profit (loss), net	1,625,790	(4,168,157)	(2,098,779)	2,603,950

EXPENSES:
Management fee	375,697	716,380	1,338,012	2,269,013
Professional fees	68,350	190,254	221,450	435,857
Administrative fee	45,682	74,821	155,897	238,651
Other expenses	64,250	216,646	190,318	502,589
Total expenses	553,979	1,198,101	1,905,677	3,446,110

NET INVESTMENT INCOME (LOSS)	(553,979)	(1,198,101)	(1,905,677)	(3,446,110)

NET INCOME (LOSS)	$1,071,811	$(5,366,258)	$(4,004,456)	$(842,160)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	12,486,794	19,584,467	14,297,556	21,080,766
Class C	43,932,389	80,382,688	52,224,327	87,669,669
Class D	2,073,311	2,966,509	2,321,967	2,857,902
Class I	10,419,241	12,657,014	10,982,881	13,087,581
Class M	3,750,588	6,186,553	4,169,104	6,779,281
Class AA	856,740	5,507,337	2,349,667	3,568,664
Class II	10,097,392	2,130,937	8,845,064	2,107,504
Class MM	28,831	36,870	28,831	39,399 *

Net income (loss) per weighted average Unit
Class A	$0.0128	$(0.0411)	$(0.0408)	$(0.0021)
Class C	$0.0115	$(0.0418)	$(0.0446)	$(0.0087)
Class D	$0.0215	$(0.0481)	$(0.0291)	$0.0161
Class I	$0.0165	$(0.0438)	$(0.0415)	$(0.0008)
Class M	$0.0161	$(0.0327)	$(0.0306)	$0.0153
Class AA	$0.0104	$(0.0410)	$0.0058	$(0.0399)
Class II	$0.0119	$(0.0356)	$(0.0515)	$(0.0129)
Class MM	$0.0132	$(0.0305)	$(0.0327)	$(0.0380)*

*Units issued on January 25, 2016.  Amounts presented reflect the period from January 25, 2016 through September 30, 2016.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

(unaudited) (in Units)

	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units September 30, 2016	Members’ Units December 31, 2016	Subscriptions#	Redemptions#	Members’ Units September 30, 2017
Class A	22,965,118	—	(4,231,484)	18,733,634	16,241,456	—	(4,445,257)	11,796,199
Class C	97,914,221	—	(20,727,554)	77,186,667	65,856,570	—	(25,576,188)	40,280,382
Class D	2,949,004	893,199	(875,694)	2,966,509	2,966,509	—	(893,198)	2,073,311
Class I	13,589,522	—	(1,290,023)	12,299,499	12,172,207	—	(2,134,987)	10,037,220
Class M	7,623,525	—	(2,070,768)	5,552,757	4,766,784	—	(1,151,550)	3,615,234
Class AA	1,187,288	4,667,786	(141,723)	5,713,351	6,086,052	57,527	(5,345,134)	798,445
Class II	1,584,229	617,046	(126,389)	2,074,886	5,532,507	4,912,626	(347,741)	10,097,392
Class MM	—	43,497	(14,666)	28,831	28,831	—	—	28,831

Total Members’ Units	147,812,907	6,221,528	(29,478,301)	124,556,134	113,650,916	4,970,153	(39,894,055)	78,727,014

# Includes transfer of 5,058,851 units out of Class AA for 4,912,626 units of Class II, on March 20, 2017.

Amounts have been rounded to the nearest whole unit.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

(unaudited) (in Dollars)

	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2016	Members’ Capital December 31, 2016	Subscriptions#	Redemptions#	Net Income (Loss)	Members’ Capital September 30, 2017
Class A	$25,487,679	$—	$(4,780,507)	$(44,205)	$20,662,967	$16,866,886	$—	$(4,552,730)	$(583,043)	$11,731,113
Class C	104,115,262	—	(22,389,585)	(766,506)	80,959,171	64,874,067	—	(24,832,615)	(2,327,573)	37,713,879
Class D	4,166,825	1,237,616	(1,237,617)	45,958	4,212,782	3,981,497	—	(1,219,037)	(67,658)	2,694,802
Class I	16,298,259	—	(1,584,372)	(9,961)	14,703,926	13,714,872	—	(2,396,908)	(455,678)	10,862,286
Class M	7,957,252	—	(2,236,037)	103,853	5,825,068	4,726,041	—	(1,127,423)	(127,505)	3,471,113
Class AA	1,170,463	4,667,420	(139,627)	(142,545)	5,555,711	5,558,184	52,000	(4,930,785)	13,569	692,968
Class II	1,585,992	640,000	(132,064)	(27,259)	2,066,669	5,190,493	4,673,872	(326,805)	(455,625)	9,081,935
Class MM	—	43,831	(14,515)	(1,495)	27,821	26,254	—	—	(943)	25,311

Total Members’ Capital	$160,781,732	$6,588,867	$(32,514,324)	$(842,160)	$134,014,115	$114,938,294	$4,725,872	$(39,386,303)	$(4,004,456)	$76,273,407

# Includes transfers in to Class II, from Class AA, of $4,673,872 on March 20, 2017.

Amounts have been rounded to the nearest dollar.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM

Per Unit Operating Performance

Net asset value, beginning of period	$0.9817	$0.9266	$1.2783	$1.0673	$0.9443	$0.8589	$0.8876	$0.8647

Net realized and net change in unrealized trading profit (loss)	0.0188	0.0177	0.0244	0.0203	0.0179	0.0164	0.0169	0.0165
Net investment loss (b)	(0.0060)	(0.0080)	(0.0029)	(0.0054)	(0.0021)	(0.0074)	(0.0051)	(0.0033)

Net asset value, end of period	$0.9945	$0.9363	$1.2998	$1.0822	$0.9601	$0.8679	$0.8994	$0.8779

Total Return: (a)(c)

Total return	1.30%	1.05%	1.68%	1.40%	1.67%	1.05%	1.33%	1.53%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.60%	0.85%	0.22%	0.50%	0.22%	0.85%	0.56%	0.37%

Net investment income (loss)	(0.60)%	(0.85)%	(0.22)%	(0.50)%	(0.22)%	(0.85)%	(0.56)%	(0.37)%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM

Per Unit Operating Performance

Net asset value, beginning of period	$1.0385	$0.9851	$1.3421	$1.1267	$0.9915	$0.9133	$0.9382	$0.9106

Net realized and net change in unrealized trading profit (loss)	(0.0263)	(0.0249)	(0.0343)	(0.0286)	(0.0255)	(0.0232)	(0.0239)	(0.0232)
Net investment loss (b)	(0.0177)	(0.0239)	(0.0080)	(0.0159)	(0.0059)	(0.0222)	(0.0149)	(0.0095)

Net asset value, end of period	$0.9945	$0.9363	$1.2998	$1.0822	$0.9601	$0.8679	$0.8994	$0.8779

Total Return: (a)(c)

Total return	(4.24)%	(4.95)%	(3.15)%	(3.95)%	(3.17)%	(4.97)%	(4.14)%	(3.59)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	1.72%	2.47%	0.60%	1.42%	0.60%	2.47%	1.61%	1.05%

Net investment income (loss)	(1.72)%	(2.47)%	(0.60)%	(1.42)%	(0.60)%	(2.47)%	(1.61)%	(1.05)%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1446	$1.0912	$1.4682	$1.2394	$1.0846	$1.0117	$1.0333	$0.9991

Net realized and net change in unrealized trading profit (loss)	(0.0334)	(0.0319)	(0.0431)	(0.0363)	(0.0319)	(0.0296)	(0.0303)	(0.0292)
Net investment loss (b)	(0.0082)	(0.0104)	(0.0050)	(0.0076)	(0.0037)	(0.0097)	(0.0070)	(0.0049)

Net asset value, end of period	$1.1030	$1.0489	$1.4201	$1.1955	$1.0490	$0.9724	$0.9960	$0.9650

Total Return: (a)(c)

Total return	(3.63)%	(3.88)%	(3.28)%	(3.54)%	(3.28)%	(3.88)%	(3.61)%	(3.41)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.71%	0.96%	0.33%	0.61%	0.33%	0.96%	0.67%	0.48%

Net investment income (loss)	(0.71)%	(0.96)%	(0.33)%	(0.61)%	(0.33)%	(0.96)%	(0.67)%	(0.48)%

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

MAN FRM MANAGED FUTURES STRATEGIES LLC

(Formerly Systematic Momentum FuturesAccess LLC)

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM*

Per Unit Operating Performance

Net asset value, beginning of period	$1.1098	$1.0633	$1.4130	$1.1993	$1.0438	$0.9858	$1.0011	$1.0000

Net realized and net change in unrealized trading profit (loss)	0.0147	0.0142	0.0185	0.0158	0.0135	0.0132	0.0132	(0.0236)
Net investment loss (b)	(0.0215)	(0.0286)	(0.0114)	(0.0196)	(0.0083)	(0.0266)	(0.0183)	(0.0114)

Net asset value, end of period	$1.1030	$1.0489	$1.4201	$1.1955	$1.0490	$0.9724	$0.9960	$0.9650

Total Return: (a)(c)

Total return	(0.61)%	(1.35)%	0.50%	(0.32)%	0.50%	(1.36)%	(0.51)%	(3.50)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	1.90%	2.65%	0.77%	1.60%	0.77%	2.64%	1.78%	1.15%

Net investment income (loss)	(1.90)%	(2.65)%	(0.77)%	(1.60)%	(0.77)%	(2.64)%	(1.78)%	(1.15)%

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

The Manager invests the Fund’s assets in Affiliated Funds that are on the FRM platform. The Affiliated Funds invested in by the Fund are established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 3). As of September 30, 2017 and December 31, 2016, there are five and six Affiliated Funds (see Note 3), respectively, held by the Fund. The Manager serves as CPO of the Affiliated Funds and Master Funds.

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

In the opinion of management, these unaudited interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial condition of the Fund as of September 30, 2017 and December 31, 2016 and the results of its operations for the three and nine month periods ended September 30, 2017 and 2016. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Fund does not hold any cash equivalents. Cash is held at a nationally recognized financial institution.

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

Distributions

Each investor is entitled to receive, equally per unit, any distributions which may be made by the Fund. No such distributions have been declared for the periods ended September 30, 2017 and 2016.

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

3.                          INVESTMENTS IN AFFILIATED FUNDS

During the period ended September 30, 2017, the Fund held investments in the following six Affiliated Funds, and the respective Master Funds: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”) which invests in CCP Core Macro Cayman Fund Limited, (iv) Century CAT MAC Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited, (v) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (vi) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited.  As used herein, Trading Advisor in respect of an Affiliated Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Affiliated Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Affiliated Funds. In the process of rebalancing, the Fund’s allocation to any individual Affiliated Fund may range between 3% - 25% of the Fund’s NAV.

During the period, the Fund had purchases of $14,850,000 and sales of $35,487,759 of investments in Affiliated Funds. The investment transactions were accounted for on trade date. The investments in the Affiliated Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Affiliated Funds which approximates fair value. The fair value was net of all fees relating to the Affiliated Funds, paid or accrued. Additionally, FRM monitored the performance of the Affiliated Funds. The fair value of the Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the Statements of Financial Condition.

The details of investments in Affiliated Funds at and for the period ended September 30, 2017 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 9/30/17	Redemptions Permitted
Blakeney	15.83%	$12,075,646	$(333,249)	$12,947,824	Weekly
Campbell	10.59%	8,076,796	(104,487)	9,368,978	Weekly
CCP Core Macro*	—	—	289,313	—	Weekly
Century CAT	12.41%	9,462,769	(540,923)	10,273,290	Weekly
Quantica MF	12.13%	9,252,916	493,122	9,305,338	Weekly
Silver	9.41%	7,175,202	(1,902,555)	9,487,888	Weekly
	60.37%	$46,043,329	$(2,098,779)	$51,383,318

* Affiliated Fund was redeemed in July 2017 and the Fund received proceeds of $11,922,759.

The details of investments in Affiliated Funds at and for the year ended December 31, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 12/31/16	Redemptions Permitted
Blakeney	11.13%	$12,788,895	$(15,627)	$13,427,752	Weekly
Campbell	9.33%	10,721,283	(3,135,990)	13,028,816	Weekly
Carlisle*	—	—	713,644	—	Weekly
CCP Core Macro	10.12%	11,633,446	(425,212)	12,743,445	Weekly
Century CAT**	12.32%	14,163,692	(2,881,308)	16,787,646	Weekly
Quantica MF	8.64%	9,934,794	1,510,060	10,088,625	Weekly
Silver	8.30%	9,537,757	17,504	10,980,982	Weekly
	59.84%	$68,779,867	$(4,216,929)	$77,057,266

* Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

** Affiliated Fund purchased in March 2016.

The details of investments in Affiliated Funds at and for the period ended September 30, 2016 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost @ 9/30/2016	Redemptions Permitted
Blakeney	11.42%	$15,305,289	$920,767	$15,012,428	Weekly
Campbell	9.85%	13,195,274	(2,306,999)	15,305,273	Weekly
Carlisle*	—	—	656,058	—	Weekly
CCP Core Macro	10.46%	14,011,365	432,707	14,576,111	Weekly
Century CAT**	12.92%	17,314,786	(750,214)	18,003,194	Weekly
Quantica MF	8.82%	11,817,405	1,932,671	11,762,269	Weekly
Silver	7.41%	9,949,213	1,718,960	9,899,205	Weekly
	60.88%	$81,593,332	$2,603,950	$84,558,480

* Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

** Affiliated Fund purchased in March 2016.

As of September 30, 2017, December 31, 2016 and September 30, 2016, there are no investments held by the Affiliated Funds and the Affiliated Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital.

The following is summarized financial information as required by Regulation S-X, for each of the Affiliated Funds:

	As of September 30, 2017
	Total Assets	Total Liabilities	Total Capital
Blakeney	$12,236,197	$151,437	$12,084,760
Campbell	8,222,663	138,327	8,084,336
CCP Core Macro	47,271	47,271	—
Century CAT	9,568,957	98,356	9,470,601
Quantica MF	9,403,998	143,582	9,260,416
Silver	7,318,772	138,054	7,180,718
Total	$46,750,587	$669,756	$46,080,831

	As of December 31, 2016
	Total Assets	Total Liabilities	Total Capital
Blakeney	$12,939,371	$141,001	$12,798,370
Campbell	10,859,354	130,341	10,729,013
CCP Core Macro	11,744,051	98,433	11,645,618
Century CAT	14,247,902	75,923	14,171,979
Quantica MF	10,069,651	127,622	9,942,029
Silver	9,670,349	125,495	9,544,854
Total	$69,530,678	$698,815	$68,831,863

	For the nine months ended September 30, 2017
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$(170,321)	$—	$(163,288)	$(333,609)
Campbell	30,417	—	(135,094)	(104,677)
CCP Core Macro#	703,735	—	(462,658)	241,077
Century CAT	(396,185)	—	(145,190)	(541,375)
Quantica MF	634,416	—	(141,027)	493,389
Silver	(1,769,261)	—	(134,870)	(1,904,131)
Total	$(967,199)	$—	$(1,182,127)	$(2,149,326)

	For the nine months ended September 30, 2016
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$1,152,474	$—	$(231,424)	$921,050
Campbell	(2,094,662)	—	(213,503)	(2,308,165)
Carlisle##	776,008	—	(115,102)	660,906
CCP Core Macro	861,020	—	(420,957)	440,063
Century CAT###	(626,473)	—	(120,840)	(747,313)
Quantica MF	2,098,484	—	(164,906)	1,933,578
Silver	1,881,345	—	(161,636)	1,719,709
Total	$4,048,196	$—	$(1,428,368)	$2,619,828

# Affiliated Fund was redeemed in July 2017 and the Fund received proceeds of $11,922,759.

## Affiliated Fund was redeemed in April 2016 and the Fund received proceeds of $8,826,829.

### Affiliated Fund purchased in March 2016.

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

FASB ASC 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of September 30, 2017 and December 31, 2016, all of the investments were fair valued using the NAV as practical expedient of the Affiliated Funds.

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

As of September 30, 2017 and December 31, 2016, the Affiliated Funds held by the Fund do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Affiliated Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

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

7.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the periods ended September 30, 2017 and 2016 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the period.

8.                          SUBSEQUENT EVENTS

For the period October 1, 2017 to November 9, 2017, the Fund has recorded redemptions of approximately $4,263,148.

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

For the nine months ended September 30, 2017 the Fund’s capital decreased 33.64% from $114,938,294 to $76,273,407.  This decrease was attributable to the net loss from operations of $4,004,456 coupled with the redemption of 34,835,204 Units resulting in an outflow of $34,712,431.  The cash outflow was offset with cash inflow of $52,000 due to subscriptions of 57,527 Units. Future redemptions could impact the amount of funds available for investment in the Affiliated Funds in subsequent months.

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

January 1, 2017 to September 30, 2017

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

June 30 2017

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

July 1, 2017 to September 30, 2017

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the Affiliated Master Fund level and the allocation to each Master Fund as of September 30, 2017:

September 30, 2017

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions
Agricultural Commodities	$54,562	(20.27)%
Energy	133,295	(49.52)%
Interest Rates	(791,819)	294.19%
Metals	(382,795)	142.22%
Stock Indices	1,454,944	(540.56)%
Currencies - Future	(161,862)	60.14%
Currencies - Forward	(575,480)	213.80%

Total	$(269,155)	100%

The Fund experienced a net trading profit for the third quarter ended September 30, 2017 of $1,625,790.

Strong corporate earnings and a further weakening of the embattled Trump administration set the tone for the start of the quarter leading to positive returns for both equities and treasuries.  However, mid-quarter was dominated by geopolitical tensions dampening investors’ sentiment despite positive economic data. By quarter end, markets appeared to take central bank tightening rhetoric and action more seriously in as Developed Market government bond yields rose sharply and the U.S. Dollar ended its multi-month downtrend. What’s more, the impact of hurricanes Harvey and Irma were felt on U.S. economic data releases, most notably in a sudden rise in initial jobless claims.

Equities were the common contributor to the Fund’s positive performance throughout the quarter, while contributions from Fixed Income and Commodities were mixed.

At the start of the quarter, the portfolio benefited from positive performance in Equities driven primarily by a robust earnings season in the US.  Long North American exposure was the biggest contributor to the asset class.  However, gains in US and Asia ex-Japan equities were slightly offset by losses in European and Japanese equities come August. At quarter-end, Equities positive performance was homogeneous across managers.

Fixed Income was a detractor at the start of the quarter, with net long positions across regions generating losses.  However, the sector was the biggest contributor mid-quarter, with managers firmly long bonds across regions and amid a double digit rally in most bond markets. At quarter-end, Fixed Income was the largest detractor with managers now long bonds across regions lead by Gilts, Japan, US Treasuries and Bunds,.

FX was a positive contributor in July with a notable increase in the portfolio’s net short USD position during the month, and remained positive, although with less meaningful contributions in terms of portfolio PnL in August. By quarter-end, however, FX detracted from performance driven by long positions in CAD and Sterling.

Commodities were the most meaningful detractor to performance at the beginning of the quarter primarily from losses among Agriculturals, Metals and Energies positions. However, at mid-quarter, commodities were a noteworthy contributor. Industrial metals amid a large rally in copper, nickel and aluminum in particular aided performance which then suffered some reversion at quarter-end.  Commodities were the most meaningful detractor in September.

The level of portfolio risk has remained flat over the quarter and Equity remains the largest risk factor within the portfolio. At quarter end, FX and Commodity risk increased marginally while interest rate risk declined and is now the smallest contributor of risk.

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

The Fund experienced a net trading profit for the second quarter ended September 30, 2016 of $664,987.

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

July 1, 2016 to September 30, 2016

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the underlying Master Fund level and the allocation to each underlying Master Fund as of September 30, 2016:

September 30, 2016

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions
Agricultural Commodities	$660,824	34.17%
Energy	(265,864)	-13.75%
Interest Rates	503,170	26.02%
Metals	(11,217)	-0.58%
Stock Indices	727,898	37.64%
Currencies - Future	251,710	13.01%
Currencies - Forward	67,526	3.49%

Total	$1,934,049	100%

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Affiliated Funds’ open positions by market category for the nine month periods ended September 30, 2017 and September 30, 2016. (For initial Affiliated Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney (1)

	September 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$13,484	0.12%	$36,343	$750
Energy	5,749	0.05%	25,657	90
Interest Rates	25,646	0.23%	66,604	5,974
Metals	12,022	0.11%	39,142	1,503
Stock Indices	122,900	1.10%	206,630	83,600
Currencies	54,807	0.49%	118,516	13,318

TOTAL	$234,609	2.10%	$492,893	$105,234

(1)   Average capitalization of Blakeney is $11,173,232.

Campbell (2)

	September 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$30,299	0.35%	$114,380	$672
Energy	20,716	0.24%	79,672	5,255
Interest Rates	33,883	0.39%	98,397	160
Metals	25,567	0.29%	75,736	5,127
Stock Indices	122,752	1.41%	243,353	26,196
Currencies	60,022	0.69%	115,623	5,520

TOTAL	$293,240	3.37%	$727,161	$42,930

(2)   Average capitalization of Campbell is $8,695,825.

Century CAT (3)

	September 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$2,167	0.02%	$7,700	$123
Energy	9,632	0.08%	49,503	333
Interest Rates	44,162	0.38%	91,353	12,275
Metals	5,729	0.05%	19,145	233
Stock Indices	139,523	1.19%	245,707	67,297
Currencies	106,640	0.91%	175,364	48,238

TOTAL	$307,854	2.62%	$588,773	$128,499

(3)   Average capitalization of Century CAT is $11,747,965.

CCP Core Macro (4)

	September 30, 2017 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$7,278	0.06%	$17,577	$333
Energy	6,826	0.06%	24,111	542
Interest Rates	62,693	0.56%	171,166	12,625
Metals	21,787	0.19%	40,992	5,725
Stock Indices	147,916	1.32%	241,109	82,797
Currencies	17,419	0.16%	40,964	2,428

TOTAL	$263,919	2.35%	$535,919	$104,450

(4)   Average capitalization of CCP Core Macro is $11,211,392.

* CCP Core Macro redeemed July 14, 2017.

Quantica MF (5)

	September 30, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$6,564	0.07%	$23,461	$252
Energy	8,408	0.09%	26,422	1,093
Interest Rates	32,618	0.34%	87,023	5,261
Metals	12,729	0.13%	49,683	289
Stock Indices	189,583	1.98%	242,685	89,065
Currencies	40,025	0.42%	92,093	240

TOTAL	$289,926	3.03%	$521,368	$96,201

(5)   Average capitalization of Quantica MF is $9,564,026.

Silver (6)

	September 30, 2017
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$17,903	0.21%	$74,673	$3,497
Energy	26,579	0.32%	98,934	303
Interest Rates	37,265	0.44%	133,683	5,995
Metals	23,790	0.28%	69,392	155
Stock Indices	149,959	1.78%	216,021	70,051
Currencies	70,553	0.84%	127,579	24,098

TOTAL	$326,050	3.87%	$720,283	$104,100

(6)   Average capitalization of Silver is $8,426,100.

Blakeney (1)

	September 30, 2016
	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk
Agricultural Commodities	$13,682	0.07%	$22,374	$18
Energy	57,852	0.30%	174,690	15,045
Interest Rates	267,940	1.38%	528,998	143,201
Metals	41,504	0.21%	87,266	13,585
Stock Indices	64,677	0.33%	166,220	2,307
Currencies	122,203	0.63%	322,947	55,215

TOTAL	$567,858	2.92%	$1,302,495	$229,371

(1)   Average capitalization of Blakeney is $19,347,237.

Campbell (2)

	September 30, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$54,967	0.29%	$115,750	$32,018
Energy	65,026	0.34%	188,541	2,733
Interest Rates	205,420	1.07%	347,156	73,183
Metals	40,250	0.21%	94,474	1,835
Stock Indices	139,973	0.73%	274,580	36,105
Currencies	90,973	0.47%	263,978	18,349

TOTAL	$596,609	3.11%	$1,284,479	$164,223

(2)   Average capitalization of Campbell is $19,259,560.

Carlisle (3)

	September 30 , 2016 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

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

(5)   Average capitalization of CCP Core Macro is $11,322,688

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(b)   Not applicable.

(c)   Not applicable

(d)   Not applicable.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

31.01 and

31.02                  Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:        Are filed herewith.

32.01 and

32.02                  Section 1350 Certifications

Exhibit 32.01

and 32.02          Are filed herewith.

Exhibit 101       Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month period ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: November 9, 2017	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Linzie Steinbach
Linzie Steinbach
Principal Financial Officer