Form 10-K
period 2017-12-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2018-03-29
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2017

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

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

As of February 28, 2018 Units of limited liability company interest with an aggregate Net Asset Value of $64,216,796 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2017 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2017, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

MAN FRM MANAGED FUTURES STRATEGIES LLC

ANNUAL REPORT FOR 2017 ON FORM 10-K

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

Prior to May 1, 2015, the Fund was a participating fund in the FuturesAccesstm Program (“FuturesAccess”) sponsored by Merrill Lynch Alternative Investments LLC (“MLAI”). The Fund operated as a “fund of funds,” allocating and reallocating its capital among underlying FuturesAccess Funds (“FuturesAccess Portfolio Funds” or “Portfolio Funds”). MLAI was the sponsor and manager of the Fund prior to May 1, 2015. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.

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

Under the direction of the Manager, the Fund allocates its capital among a group of underlying funds (each an “Underlying Fund”, and collectively, the “Underlying Funds”) which, in turn, allocate capital to master funds (each a “Master Fund”, and collectively, the “Master Funds”) that implement a systematic-based managed futures strategy under the direction of commodity trading advisors (each a “Trading Advisor”, and collectively, the “Trading Advisors”).  Presently there are five Underlying Funds, see “Underlying Funds and Master Funds” below.

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

The Fund intends to rebalance among the Underlying Funds on a weekly basis based upon, among other things, capital flows into and out of the Fund, changes in the Manager’s conviction on each Trading Advisor and changes in the expected risk contribution of a Trading Advisor to the Fund.  In the process of rebalancing, the Fund’s allocation to any Underlying Fund may range between 0% - 25% of the Fund’s Net Asset Value.

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

(b)  During 2017, the Fund invested in the following Underlying Funds which in turn invest in the referenced Master Funds (“MF”), which are advised, respectively, by the Trading Advisors as indicated below. The Fund currently invests in all of these Underlying Funds, other than CCP Core Macro Delaware Feeder LLC as noted below.

Underlying Funds and Master Funds	Trading Advisors to Master Fund

Blakeney Delaware Feeder LLC (“Blakeney”) MF: Blakeney Fund Limited	Winton Capital Management Limited*

Campbell Delaware Feeder LLC (“Campbell”) MF: Campbell MAC Cayman Fund Limited	Campbell & Company, LP*

CCP Core Macro Delaware Feeder LLC (“CCP Core Macro”)** MF: CCP Core Macro Cayman Fund Limited	Cantab Capital Partners LLP*

Century CAT MAC Delaware Feeder LLC (“Century CAT”) MF: Century CAT MAC Cayman Fund Limited	Crabel Capital Management, LLC*

Quantica MF Delaware Feeder LLC (“Quantica MF”) MF: Quantica MF Cayman Fund Limited	Quantica Capital AG

Silver Delaware Feeder LLC (“Silver”) MF: Silver MAC Limited	Lynx Asset Management AB*

*    This Trading Advisor is registered under the Investment Advisers Act of 1940.

**  The Fund fully redeemed its investment in this Underlying Fund in July 2017.

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

The Fund’s average month-end Net Asset Values during 2017, 2016 and 2015 equaled $90,519,196, $144,557,725 and $195,408,492, respectively.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$741,683	0.82%	$1,559,790	1.08%	$989,970	0.51%
Management or Sponsor Fees	1,693,232	1.87%	2,875,987	1.99%	4,070,605	2.08%
Total	$2,434,915	2.69%	$4,435,777	3.07%	$5,060,575	2.59%

Reference to management fees in the foregoing table refer to such fees paid to FRM Investment Management  beginning May 2015 through December 2016 period.  Reference to sponsor fees in the foregoing table refers to such fees paid to MLAI during  the January 2015 through April 2015 period.  The foregoing table does not reflect: (i) the bid-ask spreads paid by the Master Funds and FuturesAccess Portfolio Funds on their forward trading; (ii) brokerage commissions or (iii) sales commissions payable in connection with the sales of Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Master Funds and FuturesAccess Portfolio Funds rather than a distinct expense item separable from the Master Funds’ or FuturesAccess Portfolio Funds’ trading accounts; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.

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

The CFTC now also requires a substantial portion of certain derivative transactions engaged in by the Fund that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures, or swap exchange or execution facility.  The SEC is also expected to impose similar requirements on certain security-based derivatives in the future, though it is not yet clear when these parallel SEC requirements will go into effect.  Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  Those requirements may also render certain strategies in which the Fund might otherwise engage impossible, or so costly that they will no longer be economical, to implement.  If the Fund decides to execute derivatives transactions through such exchanges or execution facilities — and especially if it decides to become a direct member of one or more of these exchanges or execution facilities, the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.

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

(b)                                 Holders:

As of December 31, 2017, there were 1,099 holders of Units.

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

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

	For the year ended	For the year ended	For the year ended	For the year ended	For the year ended
Statements of Operations	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Trading gain (loss)
Realized, net	$(5,747,290)	$(7,369,110)	$31,061,059	$(10,091,962)	$(14,826,176)
Change in unrealized, net	11,101,106	3,152,181	(41,752,455)	43,753,405	8,923,985
Total trading gain (loss)	5,353,816	(4,216,929)	(10,691,396)	33,661,443	(5,902,191)

INVESTMENT INCOME:
Interest	—	—	275	—	—

EXPENSES:
Sponsor/Management fees	1,693,232	2,875,987	4,070,605	4,866,807	8,734,447
Other	741,683	1,559,790	989,970	678,568	1,020,964
Total Expenses	2,434,915	4,435,777	5,060,575	5,545,375	9,755,411

NET INVESTMENT INCOME (LOSS)	(2,434,915)	(4,435,777)	(5,060,300)	(5,545,375)	(9,755,411)
NET INCOME (LOSS)	$2,918,901	$(8,652,706)	$(15,751,696)	$28,116,068	$(15,657,602)

Balance Sheet Data	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013

Member’s Capital	$71,740,186	$114,938,294	$160,781,732	$219,500,711	$297,282,028
Net Asset Value per Class A Unit	1.0894	1.0385	1.1098	1.2045	1.0369
Net Asset Value per Class C Unit	1.0231	0.9851	1.0633	1.1656	1.0135
Net Asset Value per Class D Unit	1.4292	1.3421	1.4130	1.5105	1.2809
Net Asset Value per Class I Unit	1.1867	1.1267	1.1993	1.2963	1.1115
Net Asset Value per Class M Unit	1.0558	0.9915	1.0438	1.1158	0.9463
Net Asset Value per Class AA Unit*	0.9483	0.9133	0.9858	—	—
Net Asset Value per Class II Unit**	0.9856	0.9382	1.0011	—	—
Net Asset Value per Class MM Unit***	0.9639	0.9106	—	—	—

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

December 31, 2017

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agricultural Commodities	$205,482	13.04%
Energy	614,256	38.99%
Interest Rates	(362,257)	-23.00%
Metals	557,143	35.37%
Stock Indices	506,172	32.13%
Currencies - Future	(129,211)	-8.20%
Currencies - Forward	183,760	11.66%

Total	$1,575,345	100%

Results of Operations/Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year Ended December 31, 2017

Total Trading Profit (Loss)
Blakeney	$1,809,898
Campbell	1,101,081
CCP Core Macro	388,541
Century CAT*	1,000,853
Quantica MF	1,960,321
Silver	(906,878)
Total	$5,353,816

* Underlying Fund was redeemed in July 2017.

The Fund experienced a net trading income for the year end December 31, 2017 of $5,353,816.

References herein to the Fund’s trading and portfolios refer to such trading and portfolios through the Master Funds generally.

January 1, 2017 to March 31, 2017

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

October 1, 2017 to December 31, 2017

December saw risk assets cap off a strong year, with global equities 20% higher over the twelve months led by emerging markets, returning in excess of 34%. Both a positive economic and political backdrop provided a tail wind to asset prices during the year; synchronized acceleration in global growth, falling unemployment and improving corporate profitability combined with political downside risks that failed to materialize. Yet, among investors, the year will likely be remembered for unprecedented low levels of volatility, no more so that in equities; U.S. equities last delivered twelve consecutive positive monthly returns in 1958.

Equities exhibited gains throughout the quarter.  At the start, the biggest contributions came from North America and Japanese equities, and all regions contributed to performance except Europe at quarter-end.

Commodities was the second most significant contributor at the beginning of the quarter, in particular energy markets where longs in crude and fuels posted positive performance, and shorts in natural gas gained on continued weakness. At mid-quarter, commodities detracted with noteworthy losses particularly in the final week of November. Unlike at the start of quarter, the reversal in industrial metals such as aluminium and copper resulted in losses. However, commodities was the strongest sector for all the Trading Advisors at quarter-end. Robust rallies in industrial metals and energy benefited long positions in crude oil, copper and aluminium.

Fixed Income was another contributor at the start of the quarter as Trading Advisors captured some of the divergence across G4 markets. Trading Advisors broadly remained long global fixed income and short US rates through mid-quarter, contributing to performance. However, rates moves were a bit more muted than in prior months, with all G4 rates finishing the month within +/-3bp of October closes. Trading Advisors were still long global fixed income and short US rates at quarter-end and fixed income detracted on meaningful divergence within rates.

FX was the only sector that exhibited losses in October as the continued USD strength hurt Trading Advisors that remained overall short USD. However, through November, FX overall had a smaller positive contribution, as USD weakness benefited Trading Advisors which held a modest short USD. The positive contribution continued through quarter-end as USD weakness benefited Trading Advisors which shifted more short USD.

In terms of risk, overall portfolio VaR was slightly increased on the month, with the biggest increases in equity and fixed commodity VaR.

The following table is an allocation by sector as a percentage of net unrealized profits and losses on open positions for the Fund as a whole taking into account the positions at the Master Fund level.

December 31, 2016

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent Net Unrealized Profit (Loss) on Open Positions
Agricultural Commodities	$205,520	12.35%
Energy	383,320	23.04%
Interest Rates	392,729	23.61%
Metals	(199,975)	-12.02%
Stock Indices	452,121	27.17%
Currencies - Future	294,805	17.72%
Currencies - Forward	135,304	8.13%
Total	$1,663,824	100.0%

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Underlying Funds and the FuturesAccess Portfolio Funds open positions by market category for the twelve month periods ended December 31, 2017 and 2016.  For initial Underlying Fund investments made during the period, VaR is calculated starting from the commencement of the holding.

Blakeney (1)

	December 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$12,740	0.11%	$36,343	$750
Energy	20,037	0.17%	85,992	90
Interest Rates	22,267	0.19%	66,604	5,974
Metals	16,340	0.14%	47,600	1,503
Stock Indices	123,229	1.06%	206,630	83,600
Currencies	49,039	0.42%	118,516	13,318

TOTAL	$243,652	2.10%	$561,685	$105,234

(1) Average capitalization of Blakeney is $11,625,022.

Campbell (2)

	December 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$25,655	0.30%	$114,380	$294
Energy	28,804	0.34%	79,672	5,255
Interest Rates	32,788	0.39%	98,397	160
Metals	22,511	0.27%	75,736	220
Stock Indices	109,286	1.30%	243,353	26,196
Currencies	48,646	0.58%	115,623	108

TOTAL	$267,691	3.18%	$727,161	$32,233

(2) Average capitalization of Campbell is $8,424,939.

Century CAT (3)

	December 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$2,486	0.02%	$9,928	$123
Energy	15,889	0.14%	49,503	333
Interest Rates	38,583	0.35%	91,353	12,275
Metals	7,003	0.06%	19,145	233
Stock Indices	125,734	1.13%	245,707	67,297
Currencies	94,400	0.85%	175,364	48,238

TOTAL	$284,094	2.56%	$591,000	$128,499

(3) Average capitalization of Century CAT is $11,085,716.

CCP Core Macro (4)

	December 31, 2017 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$7,278	0.06%	$17,577	$333
Energy	6,826	0.06%	24,111	542
Interest Rates	62,693	0.56%	171,166	12,625
Metals	21,787	0.19%	40,992	5,725
Stock Indices	147,916	1.32%	241,109	82,797
Currencies	17,419	0.16%	40,964	2,428

TOTAL	$263,919	2.35%	$535,919	$104,450

(4) Average capitalization of CCP Core Macro is $11,211,392.

* CCP Core Macro redeemed July 14, 2017.

Quantica MF (5)

	December 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$5,369	0.06%	$23,461	$93
Energy	15,097	0.16%	40,382	1,093
Interest Rates	28,173	0.30%	87,023	5,261
Metals	11,810	0.12%	49,683	289
Stock Indices	178,927	1.87%	242,685	89,065
Currencies	32,650	0.34%	92,093	240

TOTAL	$272,026	2.85%	$535,327	$96,041

(5) Average capitalization of Quantica MF is $9,546,329.

Silver (6)

	December 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$15,644	0.19%	$74,673	$3,497
Energy	36,496	0.45%	98,934	303
Interest Rates	34,274	0.42%	133,683	5,697
Metals	20,321	0.25%	69,392	155
Stock Indices	145,634	1.79%	216,021	70,051
Currencies	57,158	0.70%	127,579	7,159

TOTAL	$309,528	3.80%	$720,283	$86,863

(6) Average capitalization of Silver is $8,153,111.

Blakeney (1)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$12,744	0.07%	$22,374	$18
Energy	46,641	0.26%	174,690	2,562
Interest Rates	210,744	1.17%	528,998	24,197
Metals	37,571	0.21%	87,266	2,447
Stock Indices	82,482	0.46%	166,220	2,307
Currencies	122,083	0.68%	322,947	55,215

TOTAL	$512,264	2.82%	$1,302,495	$86,745

(1) Average capitalization of Blakeney is $18,051,204.

Campbell (2)

	December 31, 2016
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$48,815	0.28%	$115,750	$17,059
Energy	53,301	0.31%	188,541	2,733
Interest Rates	155,456	0.89%	347,156	3,968
Metals	38,970	0.22%	94,474	1,835
Stock Indices	146,824	0.84%	274,580	36,105
Currencies	110,000	0.63%	286,916	18,349

TOTAL	$553,366	3.19%	$1,307,417	$80,049

(2) Average capitalization of Campbell is $17,388,161.

Carlisle (3)

	December 31, 2016 *
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$18,096	0.22%	$31,053	$7,164
Energy	63,630	0.77%	125,640	3,230
Interest Rates	151,620	1.83%	208,645	46,770
Metals	10,213	0.12%	16,960	5,644
Stock Indices	23,933	0.29%	38,709	6,331
Currencies	30,214	0.36%	45,151	6,609
Other	18,984	0.23%	28,014	7,676

TOTAL	$316,690	3.82%	$494,172	$83,424

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

	Fourth Quarter 2017	Third Quarter 2017	Second Quarter 2017	First Quarter 2017	Fourth Quarter 2016	Third Quarter 2016	Second Quarter 2016	First Quarter 2016
Total Income (Loss)	$7,452,595	$1,625,790	$(4,758,288)	$1,033,719	$(6,820,880)	$(4,168,157)	$664,987	$6,107,121
Total Expenses	529,238	553,979	629,222	722,476	989,667	1,198,101	1,037,548	1,210,461
Net Income (Loss)	$6,923,357	$1,071,811	$(5,387,510)	$311,243	$(7,810,547)	$(5,366,258)	$(372,561)	$4,896,660

Net Income (Loss) per weighted average Unit(a)	$0.0938	$0.0129	$(0.0569)	$0.0029	$(0.0256)	$(0.0105)	$(0.1379)	$0.0764

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

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

FRM Investment Management’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year ended December 31, 2017, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the applicable criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2017, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The executive officers of the Manager with respect to the Fund and their respective business backgrounds are as follows:

Michelle McCloskey                             President

Linzie Steinbach                                                  Principal Financial Officer

Michelle McCloskey, President of the Manager, is President of Man Group, Americas, a member of Man Group’s Executive Committee, President of FRM Investment Management GP (USA) LLC (formerly known as Pine Grove Asset Management GP LLC), an entity within FRM that principally serves as general partner to certain funds of funds managed by the Manager (“FRM IM GP”), and is based in New York.  FRM IM GP was registered with the CFTC as a commodity pool operator and a commodity trading advisor and was a member of the NFA from April 19, 2011 to June 11, 2015.  Michelle has been registered as an associated person and listed as a principal of the Manager since February 18, 2015.  Michelle was registered as an associated person and listed as a principal of FRM IM GP from March 6, 2015 to June 11, 2015.  Michelle has executive oversight of the FRM business, of which the Manager and FRM IM GP form a part.  Prior to assuming her current role in March 2017, Michelle had overall oversight of the Manager Research team as well as the Managed Account Lifecycle team at FRM from February 2013 to March 2017, was Head of the Commodities and New Alternatives teams, within Hedge Fund Research of Man’s Multi-Manager Business from June 2009 to July 2010, researching traditional commodities and new alternative hedge fund strategies including environmentally focused renewable energy and carbon trading strategies, and Head of Hedge Fund Research from July 2010 to February 2013, responsible for overseeing the qualitative investment process across all strategies on the manager research team.  Michelle graduated magna cum laude with a BS in chemical engineering from Texas Tech University in Lubbock, Texas.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge all required Section 16(a) filings during the fiscal year ended December 31, 2017 were timely made.

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

(b)                                 Security Ownership of Management:

As of December 31, 2017, the Manager owned no Unit-equivalent member interests, and the executive officers of the Manager did not own any Units.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant PricewaterhouseCoopers LLP, for review of financial statements included in the Fund’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2016 was $40,000.

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant Ernst & Young Ltd., for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the year ended December 31, 2017 and 2016 was $163,000 and $133,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2017 and December 31, 2016 related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2016 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed by Ernst & Young Ltd. or any member firms of the global Ernst & Young organization a for the year ended December 31, 2017 and 2016 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning was $73,000 and $75,500, respectively.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2016, other than as set forth in the preceding paragraph (a).

No other fees were billed by Ernst & Young Ltd. or any member firms the global Ernst & Young organization for the year ended December 31, 2017 and 2016, other than as set forth in the preceding paragraph (a) and (c).

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

PART IV

Item 15: Exhibits, Financial Statement Schedules

1.                                      Financial Statements of Man FRM Managed Futures Strategies LLC:

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2017 and 2016

Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Statements of Changes in Members’ Capital for the years ended December 31, 2017, 2016 and 2015

Financial Data Highlights for the years ended December 31, 2017, 2016 and 2015

Notes to Financial Statements

2.                                      Supplemental Financial Statement Schedules:

(  )                                  Financial Statements of Blakeney Delaware Feeder LLC (Feeder) and Blakeney Fund Limited (Master Fund) as of and for the year ending December 31, 2017 (audited)

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

(  )                                  Financial Statements of Quantica MF Delaware Feeder LLC (Feeder Fund) and Quantica MF Cayman Fund Limited (Master Fund) as of and for the years ending December 31, 2017, 2016 and 2015 (audited)

(  )                                  Financial Statements of Silver Delaware Feeder LLC (Feeder Fund) and Silver MAC Limited (Master Fund) as of and for the years ending December 31, 2016 and, 2015 (audited)

(  )                                  Financial Statements of Aspect FuturesAccess LLC as of and for the year ending December 31, 2015 (audited)

(  )                                  Financial Statements of BlueTrend FuturesAccess LLC as of and for the year ending December 2015 (audited)

(  )                                  Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC as of and for the year ending December 31, 2015 (audited)

(  )                                  Financial Statements of Winton FuturesAccess LLC as of and for the year ending December 31, 2015 (audited)

3.                                      Exhibits:  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Amended and Restated Certificate of Formation of ML Systematic Momentum FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrants Report on Form 8-K filed on February 14, 2012.

3.02	Amendment to Certificate of Formation of Systematic Momentum FuturesAccess LLC.

Exhibit 3.02:	Is incorporated by reference from Exhibit 3.01(i) contained in the registrant’s Report on Form 8-K filed on May 7, 2015.

3.03	Fifth Amended and Restated Limited Liability Company Operating Agreement of Man FRM Managed Futures Strategies LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K, filed on August 25, 2015.

13.01	2017 Annual Report and Reports of Independent Registered Public Accounting Firms

13.02	Financial Statements of Blakeney Delaware Feeder LLC

13.03	Financial Statements of Century CAT MAC Delaware Feeder LLC

13.04	Financial Statements of Campbell Delaware Feeder LLC

13.05	Financial Statements of Carlisle Delaware Feeder LLC

13.06	Financial Statements of Quantica MF Delaware Feeder LLC

13.07	Financial Statements of Silver Delaware Feeder LLC

13.08	Financial Statements of Aspect FuturesAccess LLC

13.09	Financial Statements of BlueTrend FuturesAccess LLC

13.10	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

13.11	Financial Statements of ML Winton FuturesAccess LLC

Are filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications.

Exhibit 32.01 and 32.02:	Are filed herewith.

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

Item 16: Form 10-K Summary

None

MAN FRM MANAGED FUTURES STRATEGIES LLC

2017 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2017 Annual Report and Report of Independent Registered Public Accounting Firms.

Exhibit 13.02	Financial Statements of Blakeney Delaware Feeder LLC

Exhibit 13.03	Financial Statements of Century CAT MAC Delaware Feeder LLC

Exhibit 13.04	Financial Statements of Campbell Delaware Feeder LLC

Exhibit 13.05	Financial Statements of Carlisle Delaware Feeder LLC

Exhibit 13.06	Financial Statements of Quantica MF Delaware Feeder LLC

Exhibit 13.07	Financial Statements of Silver Delaware Feeder LLC

Exhibit 13.08	Financial Statements of Aspect FuturesAccess LLC

Exhibit 13.09	Financial Statements of ML BlueTrend FuturesAccess LLC

Exhibit 13.10	Financial Statements of John Locke FuturesAccess LLC

Exhibit 13.11	Financial Statements of Lynx FuturesAccess LLC

Exhibit 13.12	Financial Statements of ML Transtrend DTP Enhanced FuturesAccess LLC

Exhibit 13.13	Financial Statements of Tudor Tensor FuturesAccess LLC

Exhibit 13.14	Financial Statements of ML Winton FuturesAccess LLC

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2018.

MAN FRM MANAGED FUTURES STRATEGIES LLC

By: FRM INVESTMENT MANAGEMENT (USA) LLC, Manager

By:	/s/Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle McCloskey	President	March 29,2018
Michelle McCloskey	(Principal Executive Officer)

/s/ Linzie Steinbach	Principal Financial Officer	March 29, 2018
Linzie Steinbach	(Principal Financial Officer)