Form 10-Q
period 2018-03-31
MAN FRM MANAGED FUTURES STRATEGIES LLC
filed 2018-05-14
CIK 1393359

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of March 31, 2018, 62,340,268 units of limited liability company interest were outstanding.

MAN FRM MANAGED FUTURES STRATEGIES LLC

QUARTERLY REPORT FOR March 31, 2018 ON FORM 10-Q

MAN FRM MANAGED FUTURES STRATEGIES LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31, 2018 (unaudited)	December 31, 2017
ASSETS:

Cash	$25,507,881	$29,046,167
Investment in Affiliated Funds (Cost: $37,217,711 and $41,142,989 at March 31, 2018 and December 31, 2017, respectively)	37,833,731	43,966,696
Investment in Affiliated Funds paid in advance	—	640,000

TOTAL ASSETS	$63,341,612	$73,652,863

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Management fee payable	311,034	355,220
Redemptions payable	—	1,246,141
Professional fees payable	48,866	26,948
Administrative fee payable	118,633	166,814
Other liabilities	152,849	117,554

Total liabilities	631,382	1,912,677

MEMBERS’ CAPITAL:
Members’ Capital (62,340,268 Units and 68,166,663 Units outstanding at March 31, 2018 and December 31, 2017, respectively; unlimited Units authorized)	62,710,230	71,740,186
Total Members’ Capital	62,710,230	71,740,186

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$63,341,612	$73,652,863

NET ASSET VALUE PER UNIT:

Class A	$1.0406	$1.0894
Class C	$0.9749	$1.0231
Class D	$1.3703	$1.4292
Class I	$1.1347	$1.1867
Class M	$1.0122	$1.0558
Class AA	$0.9037	$0.9483
Class II	$0.9419	$0.9856
Class MM	$0.9228	$0.9639

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2018	For the three months ended March 31, 2017
TRADING PROFIT (LOSS), NET:
Realized from Affiliated Funds, net	$(185,278)	$(1,111,219)
Change in unrealized from Affiliated Funds, net	(2,207,687)	2,144,938

Total trading profit (loss), net	(2,392,965)	1,033,719

EXPENSES:
Management fee	311,034	519,777
Professional fees	(35,526)	80,494
Administrative fee	33,760	58,746
Other expenses	68,083	63,459
Total expenses	377,351	722,476

NET INVESTMENT INCOME (LOSS)	(377,351)	(722,476)

NET INCOME (LOSS)	$(2,770,316)	$311,243

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	9,154,415	15,753,019
Class C	34,345,536	60,962,851
Class D	773,984	2,817,643
Class I	7,977,492	11,714,139
Class M	3,208,465	4,725,021
Class AA	763,226	5,231,545
Class II	8,453,620	6,187,523
Class MM	28,831	28,831

Net income (loss) per weighted average Unit
Class A	$(0.0472)	$0.0036
Class C	$(0.0391)	$0.0015
Class D	$(0.0589)	$0.0141
Class I	$(0.0497)	$0.0054
Class M	$(0.0435)	$0.0072
Class AA	$(0.0448)	$0.0105
Class II	$(0.0447)	$(0.0047)
Class MM	$(0.0411)	$0.0050

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018

(unaudited) (in Units)

	Members’ Units December 31, 2016	Subscriptions#	Redemptions#	Members’ Units March 31, 2017	Members’ Units December 31, 2017	Subscriptions	Redemptions	Members’ Units March 31, 2018
Class A	16,241,456	—	(950,153)	15,291,303	9,506,382	—	(778,174)	8,728,208
Class C	65,856,570	—	(11,546,157)	54,310,413	37,186,248	—	(4,640,334)	32,545,914
Class D	2,966,509	—	(893,199)	2,073,310	773,984	—	—	773,984
Class I	12,172,207	—	(1,069,312)	11,102,895	8,134,473	—	(198,991)	7,935,482
Class M	4,766,784	—	(97,817)	4,668,967	3,208,465	—	—	3,208,465
Class AA	6,086,052	12,108	(5,084,047)	1,014,113	765,206	—	(11,880)	753,326
Class II	5,532,507	4,912,626	—	10,445,133	8,563,074	—	(197,016)	8,366,058
Class MM	28,831	—	—	28,831	28,831	—	—	28,831

Total Members’ Units	113,650,916	4,924,734	(19,640,685)	98,934,965	68,166,663	—	(5,826,395)	62,340,268

# Includes transfer of 5,058,851 units out of Class AA for 4,912,626 units of Class II, on March 20, 2017.

Amounts have been rounded to the nearest whole unit.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018

(unaudited) (in Dollars)

	Members’ Capital December 31, 2016	Subscriptions#	Redemptions#	Net Income (Loss)	Members’ Capital March 31, 2017	Members’ Capital December 31, 2017	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2018
Class A	$16,866,886	$—	$(991,672)	$56,335	$15,931,549	$10,356,235	$—	$(841,109)	$(432,236)	$9,082,890
Class C	64,874,067	—	(11,425,372)	92,435	53,541,130	38,043,797	—	(4,973,403)	(1,342,700)	31,727,694
Class D	3,981,497	—	(1,219,037)	39,611	2,802,071	1,106,170	—	—	(45,599)	1,060,571
Class I	13,714,872	—	(1,215,151)	63,210	12,562,931	9,652,993	—	(252,081)	(396,699)	9,004,213
Class M	4,726,041	—	(98,819)	34,036	4,661,258	3,387,349	—	—	(139,633)	3,247,716
Class AA	5,558,184	11,000	(4,697,275)	54,818	926,727	725,670	—	(10,767)	(34,159)	680,744
Class II	5,190,493	4,673,872	—	(29,346)	9,835,019	8,440,182	—	(182,280)	(378,105)	7,879,797
Class MM	26,254	—	—	144	26,398	27,790	—	—	(1,185)	26,605

Total Members’ Capital	$114,938,294	$4,684,872	$(19,647,326)	$311,243	$100,287,083	$71,740,186	$—	$(6,259,640)	$(2,770,316)	$62,710,230

# Includes transfers in to Class II, from Class AA, of $4,673,872 on March 20, 2017.

Amounts have been rounded to the nearest dollar.

See notes to financial statements.

MAN FRM MANAGED FUTURES STRATEGIES LLC

(a Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M	Class AA	Class II	Class MM

Per Unit Operating Performance

Net asset value, beginning of period	$1.0894	$1.0231	$1.4292	$1.1867	$1.0558	$0.9483	$0.9856	$0.9639

Net realized and net change in unrealized trading profit (loss)	(0.0437)	(0.0409)	(0.0575)	(0.0476)	(0.0426)	(0.0379)	(0.0395)	(0.0387)
Net investment loss (b)	(0.0051)	(0.0073)	(0.0014)	(0.0044)	(0.0010)	(0.0067)	(0.0042)	(0.0024)

Net asset value, end of period	$1.0406	$0.9749	$1.3703	$1.1347	$1.0122	$0.9037	$0.9419	$0.9228

Total Return: (a)(c)

Total return	(4.48)%	(4.71)%	(4.12)%	(4.38)%	(4.13)%	(4.70)%	(4.43)%	(4.26)%

Ratios to Average Members’ Capital: (b)(c)

Expenses	0.47%	0.71%	0.10%	0.37%	0.10%	0.71%	0.43%	0.25%

Net investment income (loss)	(0.47)%	(0.71)%	(0.10)%	(0.37)%	(0.10)%	(0.71)%	(0.43)%	(0.25)%

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

The Manager invests the Fund’s assets in Affiliated Funds that are on the FRM platform. The Affiliated Funds invested in by the Fund are established as Delaware limited liability companies, each of which engages the Manager as the risk manager and each of which further invests in a Master Fund, established as a Cayman Islands exempted company, which engages a single Trading Advisor (see Note 3). As of March 31, 2018 and December 31, 2017, there are five Affiliated Funds (see Note 3), held by the Fund. The Manager serves as CPO of the Affiliated Funds and Master Funds.

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

In the opinion of management, these unaudited interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial condition of the Fund as of March 31, 2018 and December 31, 2017 and the results of its operations for the three month periods ended March 31, 2018 and 2017. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2017.

2.                          SIGNIFICANT ACCOUNTING POLICIES

The Fund prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These financial statements have applied the guidance as set forth in the Financial Accounting Standards Board (“FASB”) ASC 946, Financial Services - Investment Companies. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Fund does not hold any cash equivalents. Cash is held at a nationally recognized financial institution.

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

Statement of Cash Flows

In accordance with FASB ASC 230, Statement of Cash Flows, the Fund is exempt from the requirement to provide a statement of cash flows as all required conditions have been met.

Revenue Recognition

The resulting change between cost and market value (net of subscription and redemption activity in the investment in the Affiliated Funds) is reflected in the Statements of Operations as change in unrealized from the investments in the Affiliated Funds. In addition, when the Fund redeems or partially redeems its interest in the Affiliated Funds, it records realized (net profit or loss) under Trading profit (loss), net for such interests in the Statements of Operations of the Fund.

Foreign Currency Transactions

The Fund’s functional currency is the U.S. dollar. The Master Funds may invest in financial instruments denominated in currencies other than U.S. dollar. However, the Master Funds value their financial instruments in U.S. dollars. The Master Funds may or may not seek to hedge their foreign currency exposure by entering into currency hedging transactions, such as treasury locks, forward contracts, future contracts and cross-currency swaps. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect as of the dates of the Statements of Financial Condition of the Fund and each of the Affiliated Funds and Master Funds. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the year. Profits and losses, including adjustments, resulting from the translation to U.S. dollars are included in Trading profit (loss), net in the Statement of Operations of the Master Funds.

Operating Expenses and Selling Commissions

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

During the periods ended March 31, 2018 and 2017, the Fund incurred $62,147 and $22,438, respectively, of costs for reports to shareholders, which is currently included in other expenses on the Statement of Operations.

Class A Units are subject to upfront sales commissions paid to Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Class AA, Class II and Class MM Units are subject to upfront sales commissions of up to 3.0% of an investor’s net subscription amount, payable to MLPF&S. Sales commissions are directly deducted from subscription amounts. Class C Units and Class M Units are not subject to upfront sales commissions.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value (“NAV”) of the Fund, including reducing the NAV of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund or the Affiliated Funds. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. The Manager has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2015.

Distributions

Each investor is entitled to receive, equally per unit, any distributions which may be made by the Fund. No such distributions have been declared for the periods ended March 31, 2018 and 2017.

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

3.                          INVESTMENTS IN AFFILIATED FUNDS

As of March 31, 2018, the five Underlying Funds in which the Fund is invested in, and the respective Master Funds in which the Underlying Funds are invested in are: (i) Blakeney Delaware Feeder LLC (“Blakeney”) which invests in Blakeney Fund Limited, (ii) Campbell Delaware Feeder LLC (“Campbell”) which invests in Campbell MAC Cayman Fund Limited, (iii) Century CAT MAC Delaware Feeder LLC (“Century CAT”) which invests in Century CAT MAC Cayman Fund Limited, (iv) Quantica MF Delaware Feeder LLC (“Quantica MF”) which invests in Quantica MF Cayman Fund Limited, and (v) Silver Delaware Feeder LLC (“Silver”) which invests in Silver MAC Limited. As used herein, Trading Advisor in respect of an Affiliated Fund refers to the Trading Advisor of its related Master Fund. FRM, in its discretion, may change the Affiliated Funds at any time. FRM, also at its discretion, may vary the percentage of the Fund’s total portfolio allocated to the different Affiliated Funds. In the process of rebalancing, the Fund’s allocation to any individual Affiliated Fund may range between 3% - 25% of the Fund’s NAV.

During the period, the Fund had purchases of $3,710,000 and sales of $7,450,000 of investments in Affiliated Funds. The investment transactions were accounted for on trade date. The investments in the Affiliated Funds are valued at fair value and are reflected in the Statements of Financial Condition. In determining fair value, FRM utilized the NAV of the Affiliated Funds which approximates fair value. The fair value was net of all fees relating to the Affiliated Funds, paid or accrued. Additionally, FRM monitored the performance of the Affiliated Funds. The fair value of the Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented on the Statements of Financial Condition.

The details of investments in Affiliated Funds at and for the period ended March 31, 2018 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Redemptions Permitted
Blakeney	16.15%	$10,127,797	$(760,996)	$9,805,531	Weekly
Campbell	10.43%	6,537,973	(454,391)	6,647,939	Weekly
Century CAT	12.41%	7,785,397	(359,148)	7,178,429	Weekly
Quantica MF	13.07%	8,195,792	(74,323)	7,349,098	Weekly
Silver	8.27%	5,186,772	(744,107)	6,236,714	Weekly

	60.33%	$37,833,731	$(2,392,965)	$37,217,711

The details of investments in Affiliated Funds at and for the year ended December 31, 2017 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Management Fees	Performance Fees	Redemptions Permitted
Blakeney	17.67%	$12,668,793	$1,809,898	$11,426,766	$241,153	$138,258	Weekly
Campbell	10.11%	7,252,364	1,101,081	6,970,719	155,918	26,590	Weekly
CCP Core Macro *	—	—	388,541	—	92,403	—	Weekly
Century CAT	12.06%	8,654,545	1,000,853	7,604,846	76,655	—	Weekly
Quantica MF	12.35%	8,860,115	1,960,321	7,735,745	102,447	91,355	Weekly
Silver	9.10%	6,530,879	(906,878)	7,404,913	83,277	—	Weekly

	61.29%	$43,966,696	$5,353,816	$41,142,989	$751,853	$256,203

* Affiliated Fund was redeemed in July 2017 and the Fund received proceeds of $10,741,987.

The details of investments in Affiliated Funds at and for the period ended March 31, 2017 are as follows:

	Percentage of Members’ Capital	Fair Value	Profit (Loss)	Cost	Redemptions Permitted
Blakeney	10.51%	$10,543,313	$254,418	$10,875,100	Weekly
Campbell	9.18%	9,210,126	(81,157)	11,164,418	Weekly
CCP Core Macro	11.20%	11,230,317	276,871	11,932,997	Weekly
Century CAT	11.89%	11,925,544	86,852	13,983,364	Weekly
Quantica MF	8.84%	8,861,055	766,261	8,307,664	Weekly
Silver	8.99%	9,018,231	(269,526)	10,657,504	Weekly

	60.61%	$60,788,586	$1,033,719	$66,921,047

As of March 31, 2018, December 31, 2017 and March 31, 2017, there are no investments held by the Affiliated Funds and the Affiliated Funds’ Master Funds that in the aggregate exceed 5% of the Fund’s members’ capital.

The following is summarized financial information as required by Regulation S-X, for each of the FuturesAccess Portfolio Funds and the Affiliated Funds:

	As of March 31, 2018
	Total Assets	Total Liabilities	Total Capital
Blakeney	$10,212,853	$75,064	$10,137,789
Campbell	6,606,514	60,513	6,546,001
Century CAT	8,119,211	325,142	7,794,069
Quantica MF	8,269,375	65,002	8,204,373
Silver	5,250,602	58,563	5,192,039

Total	$38,458,555	$584,284	$37,874,271

	As of December 31, 2017
	Total Assets	Total Liabilities	Total Capital
Blakeney	$12,752,469	$72,892	$12,679,577
Campbell	7,316,145	55,004	7,261,141
Century CAT	8,916,033	250,122	8,665,911
Quantica MF	8,928,604	59,738	8,868,866
Silver	6,591,357	54,210	6,537,147

Total	$44,504,608	$491,966	$44,012,642

	For the three months ended March 31, 2018
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$(714,993)	$—	$(46,796)	$(761,789)
Campbell	(422,304)	—	(32,836)	(455,140)
Century CAT	(326,496)	—	(35,343)	(361,839)
Quantica MF	(37,426)	—	(37,067)	(74,493)
Silver	(714,554)	—	(30,555)	(745,109)

Total	$(2,215,773)	$—	$(182,597)	$(2,398,370)

	For the three months ended March 31, 2017
	Income (Loss)	Commissions	Expenses	Net Income (Loss)
Blakeney	$311,240	$—	$(56,633)	$254,607
Campbell	(32,761)	—	(48,467)	(81,228)
CCP Core Macro	389,693	—	(112,610)	277,083
Century CAT##	138,220	—	(51,308)	86,912
Quantica MF	813,552	—	(46,722)	766,830
Silver	(222,015)	—	(47,720)	(269,735)

Total	$1,397,929	$—	$(363,460)	$1,034,469

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

FASB ASC 820 - Fair Value Measurement and Disclosures no longer requires investments for which fair value is determined based on practical expedient reliance to be reported utilizing the fair value hierarchy. As of March 31, 2018 and December 31, 2017, all of the investments were fair valued using the NAV as practical expedient of the Affiliated Funds.

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

As of March 31, 2018 and December 31, 2017, the Affiliated Funds held by the Fund do not invest directly in positions other than their related Master Funds. The Master Funds enter into contracts with various futures clearing brokers. These brokers may encounter financial difficulties that can impair the operating capabilities or the capital position of the Master Funds, and in turn, the Affiliated Funds. The Trading Advisors of the Master Funds will attempt to limit transactions to well-capitalized and established brokers in an effort to mitigate such risk.

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

6.                          RELATED PARTY TRANSACTIONS

Effective as of May 1, 2015, The Bank of New York Mellon, a corporation organized under the laws of the State of New York, through its Alternative Investment Services division (“AIS”), serves as the administrator, registrar and transfer agent (“Transfer Agent”) for the Fund pursuant to an Administrative Services Agreement. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of units. The Transfer Agent is not a related party of the Fund.

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

7.                          WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding for each Class is computed for purposes of disclosing net income (loss) per weighted average Unit. The weighted average number of Units outstanding for each Class for the periods ended March 31, 2018 and 2017 equals the Units outstanding as of such date, adjusted proportionately for Units sold or redeemed based on the respective length of time each was outstanding during the year.

8.                          SUBSEQUENT EVENTS

For the period April 1, 2018 to May 14, 2018, the Fund has recorded redemptions of approximately $1,850,422.

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

For the three months ended March 31, 2018 the Fund’s capital decreased 12.59% from $71,740,186 to $62,710,230.  This decrease was attributable to the net loss from operations of $2,770,316 coupled with the redemption of 5,826,395 Units resulting in an outflow of $6,259,640. Future redemptions could impact the amount of funds available for investment in the Affiliated Funds in subsequent months.

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

Results of Operations

January 1, 2018 to March 31, 2018

January 1, 2018 to March 31, 2018

The following table is an allocation by sector as a percentage of net unrealized profit and loss on open positions for the Fund as a whole taking into account the positions at the Affiliated Master Fund level and the allocation to each Master Fund as of March 31, 2018:

March 31, 2018

Commodity Industry Sector	Net Unrealized Profit (Loss) on Open Positions	Percent of Net Unrealized Profit (Loss) on Open Positions

Agricultural Commodities	$266,353	86.32%
Energy	517,385	167.68%
Interest Rates	80,076	25.95%
Metals	(11,754)	(3.81)%
Stock Indices	(434,559)	(140.84)%
Currencies - Future	(39,879)	(12.92)%
Currencies - Forward	(69,069)	(22.38)%

Total	$308,553	100%

The Fund experienced a net trading loss for the first quarter ended March 31, 2018 of $2,392,965.

References herein to the Fund’s trading and portfolio refer to such trading and portfolios through the Master Funds generally.

Equity was the main contributor in January and did well with long positions in the US and Asia ex Japan, while short positions in the UK detracted. Moving into February, equities were the largest source of losses within the portfolio, representing approximately half of the month’s return, and also across all managers. This continued through the quarter end when equities were the predominant source of losses in the portfolio for a second consecutive month. However, the approximately 75% lower net positioning managers carried through March, compared to early February, helped reduce losses as equity markets continued to head lower.

After positively contributing to the portfolio at the beginning of the quarter, commodities were a notable source of losses for the portfolio by mid-quarter with declines in both crude oil and fuels during the first half of the month hurting managers’ long positions, which had been increasing throughout January. The partial recovery in these markets during the second half of February allowed managers to recoup some of the losses that continued in March, becoming the largest source of gains for the month. Energy markets and the rally in both crude oil and crude products was positive, while natural gas was a detractor.

Foreign exchange started the quarter on a positive note, dipping into negative territory in February. It was the portfolio’s aggregate short US dollar positioning that detracted mid-quarter as the greenback strengthened against most counterparts, reversing a recent trend, but then posted positive performance at quarter-end. In addition, long Mexican peso, sterling, euro and Singapore dollar were also notable contributors in March, while long Australian dollar and the euro, specifically against sterling, were the larger sources of losses.

Fixed income was a contributing asset class in the beginning of the quarter.  The aggregate short rate exposure, dominated by short positioning in US Treasuries, benefited the portfolio during January and February. However in March, the sharp rally in sovereign bonds on both sides of the Atlantic meant the short US rate position was the top detractor.

Overall portfolio risk was lower over the course of March, continuing to fall from early February highs. The portfolio’s more neutral positioning in fixed income subtracting from total risk while increased directional positioning within commodities was additive. Commodities remain the largest source of risk at the end of Q1 while the remaining three asset classes are approximately equal.

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

The following tables indicate the average, highest, and lowest trading VaR associated with the Affiliated Funds’ open positions by market category for the three month periods ended March 31, 2018 and March 31, 2017. (For initial Affiliated Fund investments made during the period, VaR is calculated starting from the commencement of the holding.)

Blakeney (1)

	March 31, 2018
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$17,926	0.16%	$18,801	$17,185
Energy	91,691	0.80%	96,699	88,906
Interest Rates	24,267	0.21%	35,276	13,105
Metals	36,000	0.32%	66,684	4,565
Stock Indices	80,262	0.70%	155,366	26,503
Currencies	52,415	0.46%	73,677	21,853

TOTAL	$302,561	2.65%	$446,503	$172,117

(1) Average capitalization of Blakeney is $11,426,654.

Campbell (2)

	March 31, 2018
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$34,370	0.50%	$44,909	$27,260
Energy	37,738	0.55%	48,456	25,688
Interest Rates	43,176	0.63%	76,413	11,731
Metals	18,705	0.27%	43,045	4,179
Stock Indices	43,079	0.63%	95,468	11,109
Currencies	35,341	0.51%	53,209	22,918

TOTAL	$212,409	3.09%	$361,500	$102,885

(2) Average capitalization of Campbell is $6,863,041.

Century CAT (3)

	March 31, 2018
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$4,431	0.05%	$6,386	$2,953
Energy	26,812	0.33%	36,629	9,911
Interest Rates	28,891	0.36%	46,630	335
Metals	9,161	0.11%	13,497	3,773
Stock Indices	77,378	0.95%	133,487	29,315
Currencies	93,966	1.16%	104,156	80,411

TOTAL	$240,639	2.96%	$340,784	$126,697

(3) Average capitalization of Century CAT is $8,120,900.

Quantica MF (4)

	March 31, 2018
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$3,133	0.04%	$4,158	$1,902
Energy	51,452	0.59%	56,273	47,424
Interest Rates	67,124	0.77%	89,764	23,057
Metals	30,137	0.35%	33,848	24,550
Stock Indices	79,130	0.91%	141,590	30,061
Currencies	25,351	0.29%	41,625	15,304

TOTAL	$256,325	2.94%	$367,258	$142,298

(4) Average capitalization of Quantica MF is $8,712,879.

Silver (5)

	March 31, 2018
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$6,877	0.11%	$12,377	$3,842
Energy	92,255	1.51%	126,121	64,412
Interest Rates	21,722	0.35%	44,396	6,599
Metals	21,096	0.34%	41,714	6,153
Stock Indices	126,619	2.07%	187,233	90,188
Currencies	32,342	0.53%	63,013	11,235

TOTAL	$300,911	4.91%	$474,854	$182,429

(5) Average capitalization of Silver is $6,124,807.

Blakeney (1)

	March 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$6,223	0.05%	$11,667	$3,354
Energy	965	0.01%	1,755	90
Interest Rates	42,112	0.34%	66,604	29,468
Metals	22,072	0.18%	39,142	11,765
Stock Indices	166,407	1.35%	206,630	134,286
Currencies	81,990	0.67%	118,516	57,732

TOTAL	$319,769	2.60%	$444,314	$236,695

(1) Average capitalization of Blakeney is $12,290,187.

Campbell (2)

	March 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$15,045	0.15%	$31,737	$2,351
Energy	8,846	0.09%	11,589	5,255
Interest Rates	21,551	0.21%	23,151	20,325
Metals	51,991	0.51%	75,736	21,755
Stock Indices	193,422	1.89%	243,353	154,793
Currencies	75,816	0.74%	115,623	44,172

TOTAL	$366,671	3.59%	$501,189	$248,651

(2) Average capitalization of Campbell is $10,226,610.

Century CAT (3)

	March 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$3,651	0.03%	$7,700	$123
Energy	2,345	0.02%	6,024	333
Interest Rates	58,992	0.44%	68,699	48,688
Metals	4,190	0.03%	9,321	740
Stock Indices	182,518	1.36%	245,707	149,000
Currencies	131,861	0.98%	175,364	99,268

TOTAL	$383,557	2.86%	$512,815	$298,152

(3) Average capitalization of Century CAT is $13,412,891.

CCP Core Macro (4)

	March 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$2,504	0.02%	$6,051	$333
Energy	4,940	0.04%	7,971	1,010
Interest Rates	45,675	0.41%	63,644	12,625
Metals	34,766	0.31%	40,992	30,327
Stock Indices	121,620	1.09%	164,941	86,553
Currencies	7,735	0.07%	10,487	5,145

TOTAL	$217,240	1.94%	$294,086	$135,993

(4) Average capitalization of CCP Core Macro is $11,190,306.

Quantica MF (5)

	March 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$4,419	0.05%	$8,336	$252
Energy	3,413	0.04%	6,427	1,691
Interest Rates	23,619	0.24%	28,857	15,146
Metals	5,981	0.06%	7,262	3,678
Stock Indices	201,940	2.09%	213,884	182,067
Currencies	70,920	0.73%	92,093	50,098

TOTAL	$310,292	3.21%	$356,859	$252,932

(5) Average capitalization of Quantica MF is $9,657,465.

Silver (6)

	March 31, 2017
	Average	% of Average	Highest Value	Lowest Value
	Value at Risk	Capitalization	at Risk	at Risk
Agricultural Commodities	$10,036	0.10%	$12,482	$5,818
Energy	7,059	0.07%	15,657	478
Interest Rates	10,138	0.11%	13,809	5,995
Metals	27,437	0.29%	42,797	8,866
Stock Indices	193,607	2.01%	216,021	180,604
Currencies	97,171	1.01%	127,579	61,594

TOTAL	$345,448	3.59%	$428,345	$263,355

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

FRM’s President and Principal Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2018, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                                 Legal Proceedings

None.

Item 1A.                      Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 29, 2018.

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Not applicable.

(b)         Not applicable

(c)          Not applicable.

Item 3.                                 Defaults Upon Senior Securities

None.

Item 4.                                 Mine Safety Disclosures

Not applicable.

Item 5.                               Other Information

(a)         None.

(b)         Not applicable

None.

Item 6.                                 Exhibits

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:             Are filed herewith.

32.01 and

32.02                                           Section 1350 Certifications

Exhibit 32.01

and 32.02                   Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAN FRM MANAGED FUTURES STRATEGIES LLC

	By:	FRM INVESTMENT
MANAGEMENT (USA) LLC
(Manager)

Date: May 14, 2018	By:	/s/ Michelle McCloskey
Michelle McCloskey
President
(Principal Executive Officer)

Date: May 14, 2018	By:	/s/ Colin Bettison
Colin Bettison
Principal Financial Officer